Form 10-Q
period 1999-06-30
ADFORCE INC
filed 1999-08-13
CIK 1080764

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the quarterly period ended June 30, 1999

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the transition period from ______to ______

                         Commission file number: 0-20124


                                  ADFORCE, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                           33-0694260
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

            10590 North Tantau Avenue, Cupertino, California 95014
             (Address of principal executive offices and zip code)

                  Registrant's telephone number: (408) 873-3680


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X  No
                                       ---    ---


The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 19,992,162 at July 31, 1999.

                                  ADFORCE, INC.

                                      INDEX


                               DESCRIPTION                                                           PAGE NUMBER
-------------------------------------------------------------------------------------                -----------
Cover Page                                                                                                1

Index                                                                                                     2

Part I:  Financial Information

      Item 1:  Financial Statements

               Condensed Balance Sheets as of June 30, 1999 and December 31, 1998                         3

               Condensed Statements of Operations for the Three and Six Months
                  Ended June 30, 1999 and 1998                                                            4

               Condensed Statements of Cash Flows for the Six Months
                  Ended June 30, 1999 and 1998                                                            5

               Notes to Condensed Financial Statements                                                    6

      Item 2:  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                      9

      Item 3:  Quantitative and Qualitative Disclosures about Market Risk                                23

Part II: Other Information

      Item 1:  Legal Proceedings                                                                         24

      Item 2:  Changes in Securities and Use of Proceeds                                                 24

      Item 3:  Defaults upon Senior Securities                                                           25

      Item 4:   Submission of Matters to a Vote of Security Holders                                      25

      Item 5:  Other Information                                                                         25

      Item 6:  Exhibits and Reports on Form 8-K                                                          25

Signature                                                                                                26

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS


                                      ADFORCE, INC.
                                 CONDENSED BALANCE SHEETS
                                  (DOLLARS IN THOUSANDS)

                                                                         JUNE 30,        DECEMBER 31,
                                                                           1999              1998
                                                                       ------------      ------------
                                                                        (unaudited)
                                          ASSETS

Current assets:
  Cash and cash equivalents                                            $     32,000      $     10,045
  Short-term investments                                                     45,588                 -
  Accounts receivable, net                                                    1,564             1,160
  Prepaid expenses and other current assets                                     773               575
                                                                       ------------      ------------
Total current assets                                                         79,925            11,780
Property and equipment, net                                                   7,945             4,208
Intangible assets, net and other non-current assets                           4,263             4,947
                                                                       ------------      ------------
Total assets                                                           $     92,133      $     20,935
                                                                       ============      ============


                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $      2,403      $      1,078
  Accrued compensation and related benefits                                   1,093               458
  Deferred revenue                                                            1,760                10
  Other accrued liabilities                                                   1,366               799
  Current portion of capital lease obligations                                2,605             1,460
                                                                       ------------      ------------
Total current liabilities                                                     9,227             3,805
Long-term portion of capital lease obligations                                5,351             3,089
Stockholders' equity:
  Common stock                                                                   20                 5
  Preferred stock                                                                 -                 5
  Additional paid-in capital                                                120,847            41,609
  Deferred stock compensation                                                (8,254)           (2,802)
  Unrealized loss on available-for-sale securities                              (51)                -
  Retained earnings (accumulated deficit)                                   (35,007)          (24,776)
                                                                       ------------      ------------
Total stockholders' equity                                                   77,555            14,041
                                                                       ------------      ------------
Total liabilities and stockholders' equity                             $     92,133      $     20,935
                                                                       ============      ============


             The accompanying notes are an integral part of these
                       condensed financial statements.

                                  ADFORCE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                 -----------------------------     -----------------------------
                                                                     1999             1998             1999             1998
                                                                 ------------     ------------     ------------     ------------
Net revenue                                                      $      4,182     $        784     $      7,402     $      1,198
Cost of revenue:
  Data center operations                                                2,860            1,235            4,775            1,944
  Amortization of intangible assets and deferred
   stock compensation                                                     300              295              669              486
                                                                 ------------     ------------     ------------     ------------
    Total cost of revenue                                               3,160            1,530            5,444            2,430
                                                                 ------------     ------------     ------------     ------------
Gross profit (loss)                                                     1,022             (746)           1,958           (1,232)
Operating expenses:
  Research and development                                              2,239              972            4,483            1,790
  Marketing and selling                                                 1,973            1,221            3,746            1,834
  General and administrative                                              678              453            1,293              843
  Amortization of intangible assets and deferred
   stock compensation                                                   1,692              601            2,926              794
                                                                 ------------     ------------     ------------     ------------
Total operating expenses                                                6,582            3,247           12,448            5,261
                                                                 ------------     ------------     ------------     ------------
Loss from operations                                                   (5,560)          (3,993)         (10,490)          (6,493)
Interest income (expense), net                                            332              (77)             259             (180)
                                                                 ------------     ------------     ------------     ------------
Net loss                                                         $     (5,228)    $     (4,070)    $    (10,231)    $     (6,673)
                                                                 ============     ============     ============     ============

Basic and diluted net loss per share                             $      (0.40)    $      (1.62)    $      (1.20)    $      (2.91)
                                                                 ============     ============     ============     ============

Weighted average shares of common stock outstanding used
 in computing basic and diluted net loss per share                     13,035            2,508            8,500            2,293
                                                                 ============     ============     ============     ============

Pro forma basic and diluted net loss per share                   $      (0.31)    $      (0.41)    $      (0.68)    $      (0.74)
                                                                 ============     ============     ============     ============

Weighted average shares used in computing pro forma basic
 and diluted net loss per share                                        16,884            9,943           15,143            9,077
                                                                 ============     ============     ============     ============

             The accompanying notes are an integral part of these
                       condensed financial statements.

                                        ADFORCE, INC.
                              CONDENSED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)
                                    (DOLLARS IN THOUSANDS)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                       -----------------------------
                                                                           1999             1998
                                                                       ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net cash used in operating activities                              $     (1,464)    $     (4,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases (sales) of short-term investments, net                          (45,562)               -
  Purchase of property and equipment                                           (917)            (271)
                                                                       ------------     ------------
    Net cash used in investing activities                                   (46,479)            (271)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations                            (1,003)            (371)
  Proceeds from issuance of common stock, net                                70,901               71
  Proceeds from issuance of preferred stock, net                                  -            9,605
  Proceeds from issuance of notes payable                                         -              500
  Repayment of notes payable                                                      -             (113)
                                                                       ------------     ------------
    Net cash provided by financing activities                                69,898            9,692

Net increase in cash and cash equivalents                                    21,955            5,251

Cash and cash equivalents at beginning of period                             10,045            1,680
                                                                       ------------     ------------
Cash and cash equivalents at end of period                             $     32,000     $      6,931
                                                                       ============     ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING/FINANCING ACTIVITIES
Property and equipment acquired under capital leases                   $      4,377     $      1,539
                                                                       ============     ============
Conversion of notes payable and accrued interest into Series D
 convertible preferred stock                                           $          -     $        506
                                                                       ============     ============
Conversion of convertible preferred stock to common stock              $     31,486     $          -
                                                                       ============     ============
Increase in deferred stock compensation                                $      8,204     $          -
                                                                       ============     ============

             The accompanying notes are an integral part of these
                       condensed financial statements.

                                  ADFORCE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The unaudited condensed financial information of AdForce, Inc. ("AdForce" or the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on May 7, 1999. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1999. The condensed balance sheet at December 31, 1998 has been derived from the Company's audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations.

NET LOSS, AND PRO FORMA NET LOSS, PER SHARE

Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standard No. 128, "EARNINGS PER SHARE" ("FAS 128"), for all periods presented. In accordance with FAS 128, basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Options to purchase shares of common stock could potentially dilute basic earnings per share in the future and have not been included in the computation of diluted net loss per share because to do so would have been antidilutive for the periods presented.

Pro forma net loss per share has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of convertible preferred stock, using the if-converted method, that automatically converted upon completion of AdForce's initial public offering.

Historical and pro forma basic and diluted net loss per share are as follows (in thousands, except per share amounts):

                                                                   Three months ended June 30,       Six months ended June 30,
                                                                     1999             1998             1999             1998
                                                                   --------         --------         --------         --------
Historical:
Net loss ..................................................        $ (5,228)        $ (4,070)        $(10,231)        $ (6,673)

Basic and diluted shares:
Weighted average shares of common stock outstanding .......          13,945            4,372            9,527            4,045
Less weighted average shares subject to repurchase ........             910            1,864            1,027            1,752
                                                                   --------         --------         --------         --------
Weighted average shares of common stock
 outstanding used in computing basic and diluted
   net loss per share .....................................          13,035            2,508            8,500            2,293
                                                                   ========         ========         ========         ========

Basic and diluted net loss per share ......................        $  (0.40)        $  (1.62)        $  (1.20)        $  (2.91)
                                                                   ========         ========         ========         ========

                                  ADFORCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Three months ended June 30,       Six months ended June 30,
                                                                     1999             1998             1999             1998
                                                                   --------         --------         --------         --------
Pro Forma:
Net loss ..................................................        $ (5,228)        $ (4,070)        $(10,231)        $ (6,673)

Weighted average shares of common stock
   outstanding used in computing basic and diluted
   net loss per share .....................................          13,035            2,508            8,500            2,293

Adjusted to reflect the assumed conversion
   of convertible preferred stock from the date of issuance           3,849            7,435            6,643            6,784
                                                                   --------         --------         --------         --------

Weighted average shares used in computing pro forma
   basic and diluted net loss per share ...................          16,884            9,943           15,143            9,077
                                                                   ========         ========         ========         ========

Pro forma basic and diluted net loss per share ............        $  (0.31)        $  (0.41)        $  (0.68)        $  (0.74)
                                                                   ========         ========         ========         ========


If Adforce had reported net income, diluted net income per share would have included the shares used in the computation of pro forma net loss per share, as well as approximately 3,606,228 and 2,029,951 common equivalent shares related to outstanding options and warrants to purchase common stock not included above for the three and six months ended June 30, 1999 and June 30, 1998, respectively. The common equivalent shares from options and warrants would be determined on a weighted average basis using the treasury stock method.

MARKETABLE SECURITIES

The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). AdForce classifies its short-term investments as available-for-sale. Accordingly, these investments, primarily commercial paper and corporate bonds, are carried at fair value. Changes in market values are reflected as unrealized gains or losses, calculated on the specific identification method, and reported as a net amount in a separate component of stockholders' equity.

COMPREHENSIVE LOSS

In June 1997, the Financial Accounting Standards Board issued FAS No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. AdForce adopted FAS 130 in the year ended December 31, 1998. There was no impact on AdForce's financial statements as a result of the adoption of FAS 130 for 1998 or for the three months ended March 31, 1999. During the three months ended June 30, 1999, unrealized loss on securities of $51,000 increased total comprehensive loss to $5.3 million.

FINANCIAL INSTRUMENTS RISK

Financial instruments that potentially subject the Company to credit risk consist of short-term investments and trade receivables. AdForce is subject to concentrations of credit risk and interest rate risk related to its short-term investments. AdForce's credit risk is managed by limiting the amount of investments placed with any one portfolio manager, investing in money market funds, short-term commercial paper, and A1 rated corporate bonds with a weighted average months to maturity of approximately 6.5 months as of June 30, 1999.

CONCENTRATION OF CREDIT RISK

AdForce sells and grants credit for its services to its customers without requiring collateral or third-party guarantees. To date, we have derived a substantial portion of our net revenue from a small number of Web sites and ad rep firms. Many of our leading customers, including such major customers as Adsmart Network and 24/7 Media, Inc., have limited operating histories and have not achieved profitability. If one or more of our customers are unable to pay for our services, our quarterly and annual results of operations could be materially and adversely affected.

During the three months ended June 30, 1999, the Company's four major customers, each representing more than 10% of net revenues, collectively accounted for 72% of net revenue compared to two major customers accounting for 77%

                                  ADFORCE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the comparable period in the previous year. For the six months ended June 30, 1999, the Company's four major customers accounted for 74% of net revenue compared to one major customer accounting for 70% of net revenue for the comparable period in the previous year. Three of these four major customers collectively accounted for 71% of our accounts receivable at June 30, 1999. GeoCities, one of the Company's top four customers for the three months ended June 30, 1999, was acquired by Yahoo!, Inc., effective May 28, 1999 and discontinued the use of AdForce's ad-serving services during June 1999. GeoCities, which had been a customer since June 1998, accounted for 20% and 12% of AdForce's net revenues during the quarters ended March 31, 1999 and June 30, 1999, respectively.

DEFERRED STOCK COMPENSATION

In connection with the grant of certain options to employees during the three months ended June 30, 1999, AdForce recorded deferred compensation of approximately $4.1 million for the aggregate difference between the exercise prices of those options at their respective dates of grant and the deemed fair values for accounting purposes of the shares of common stock subject to such options. This amount is included as a reduction of stockholders' equity and is being amortized on a graded vesting method to all operating expense categories including data center operations. This amount has been appropriately split between cost of revenues and operating expenses but has not been separately allocated between operating expense categories.

STOCKHOLDERS' EQUITY

In May 1999, AdForce completed an initial public offering of 5,175,000 shares of its common stock. Proceeds to AdForce from this initial public offering totaled approximately $70.7 million, net of offering costs of $1.5 million and underwriter fees of $5.4 million. Upon the closing of the initial public offering, AdForce's convertible preferred stock converted into 9,467,118 shares of common stock.

LEGAL MATTERS

In April 1999, Dirk Wray, a Company director, filed an action against Chad Steelberg, a Company founder, in the Orange County, California Superior Court alleging that Mr. Steelberg failed to perform certain obligations pursuant to a 1996 agreement between Messrs. Wray and Steelberg.

In June 1999, Mr. Steelberg filed a cross-complaint (the "Cross-Complaint") against Mr. Wray, certain investors in the Company, the Company, and the Company's President, Chief Executive Officer and Chairman, Charles W. Berger, claiming the Company is obligated to defend and indemnify Mr. Steelberg against Mr. Wray's allegations, and seeking additional damages.

The Company believes the causes of action in the Cross-Complaint claimed against the Company and Mr. Berger are without merit. The Company intends to indemnify Mr. Berger pursuant to the Company's certificate of incorporation, bylaws and a written indemnification agreement, and to defend itself and Mr. Berger vigorously.

Except as provided above, the Company is not subject to any material legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

                                  ADFORCE, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

FORWARD-LOOKING STATEMENTS

     Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking and include statements about our plans, objectives, expectations and intentions that are not historical facts. When used in this document, the words expects, anticipates, intends, plans, believes, seeks and estimates and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. These forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those discussed under "OTHER FACTORS AFFECTING OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES" below.

THE FOLLOWING DISCUSSION SHOULD BE READ ONLY IN CONJUNCTION WITH OUR UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN PART I --
ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q, OUR AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN OUR FORM S-1 FILED, AS AMENDED, WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 7, 1999, AND THE RISK FACTORS DESCRIBED BELOW.

OVERVIEW

AdForce is a leading provider of centralized, outsourced ad management and delivery services on the Internet. We began operations on January 16, 1996 as Imgis, Inc. and spent the first 15 months of our operations developing technology that could be used to manage and deliver Internet ads for advertisers, ad agencies, Web sites and ad rep firms. Initially, we did not have an internal sales force to sell our services. To generate business, we relied primarily on the sales forces of ad rep firms that used our services to manage and deliver ads to the Web site customers they represented. In December 1997, we began building a direct sales force to allow us to penetrate the market for our services more effectively.

We began delivering ads and recognizing revenue during the second quarter of 1997, and increased our revenue as the ad volumes delivered by our ad rep firm customers grew. 24/7 Media and its predecessor firms were responsible for 92% of our net revenue in 1997. In November 1997, we also contracted to deliver ads for Netcom and FortuneCity, and began to demonstrate the applicability of our services to Web sites. In 1998, we continued to add customers with material amounts of ad volume. Adsmart and Netscape began using our services in early 1998, and GeoCities began using our services in June 1998. Though we continue to derive the majority of our net revenue from a limited number of customers, we broadened our customer base in 1998 and have continued to do this through June 30, 1999. For the first six months of 1998, 24/7 Media and its predecessors accounted for 70% of our net revenue. For the first six months of 1999, our top four customers, 24/7 Media, Adsmart, GeoCities and Netscape accounted for 26%, 21%, 16% and 11% of our net revenue. GeoCities was acquired by Yahoo!, Inc. on May 28, 1999 and discontinued the use of AdForce's ad-serving services during June 1999. GeoCities accounted for 20% and 12% of our net revenues during the quarters ended March 31, 1999 and June 30, 1999, respectively.

In 1997, 1998 and for the first half of 1999, we earned the vast majority of our revenue by managing and delivering ads for ad agencies, Web sites and ad rep firms. We also charged customers for other services, such as developing custom reports, although revenue to date from these services has not been significant. We plan to continue to develop and offer new services, such as advanced consumer tracking and targeting capabilities, and expect that an increasing proportion of our revenue will be generated by these services.

We charge our customers based on each 1,000 ads delivered, and generally offer lower rates as customers' ad volumes increase. During 1998 and the six months ended June 30, 1999, our monthly volume of ads delivered increased significantly as our exisiting customers' internet traffic increased and we added new customers. However, our average rate per 1,000 ads delivered generally declined during these periods due principally to pricing competition and lower rates charged to higher-volume customers. We expect these factors to cause future declines in average rates charged.

                                  ADFORCE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

We believe our centralized ad management system is substantially less expensive than on-site ad delivery alternatives available to most individual Web sites. Generally, we expect favorable economies of scale for centralized ad management and delivery to lead to reductions in our average cost per 1,000 ads delivered as we increase the ad volumes moving through our systems. In addition, a portion of our research and development efforts is devoted to continuously improving the performance and efficiency of our systems. As a result, from the first quarter of 1998 through the first quarter of 1999, our average cost to deliver each ad declined. This decline was at a higher rate than the decrease in the average rate charged, resulting in improving gross margins during those periods. However, in the second quarter of 1999 we opened a second data center and substantially increased available capacity. Accordingly, our average cost per 1,000 ads delivered during the June 1999 quarter increased, and our gross margin for the quarter declined. As we continue to aggregate Web sites and their ad volumes on our system, and to add additional advertisers, ad agencies and rep firms as customers, we believe these volume increases will again lower our average cost to deliver ads.

In the operating areas of research and development, sales and marketing, and general and administrative costs, the single most significant cost is personnel, including the related payroll, facilities and other overhead costs. To date however, our personnel requirements in these operating areas have increased at lower rates than revenue.

We have recorded deferred stock compensation for options granted after January 1998. As of June 30, 1999, we had recorded aggregate deferred stock compensation of $12.1 million. This deferred stock compensation is being amortized over the vesting periods of the stock options. We recognized a total of $1.2 million and $2.7 million in stock compensation expense during 1998 and the six months ended June 30, 1999, respectively. Since a portion of this expense was related to persons involved in running our data center operations, we allocated that portion to cost of revenue and thus reduced our gross margin. In addition, we recorded stock compensation expense of $1.4 million during 1998 related to unvested founders' stock that was not repurchased. The total charges to be recognized in future periods from amortization of deferred stock compensation as of June 30, 1999 are anticipated to be approximately $2.8 million, $3.2 million, $1.6 million, $600,000 and $60,000 for the remaining six months of 1999 and for 2000, 2001, 2002 and 2003, respectively.

In February 1998, we acquired StarPoint Software, Inc., principally by exchanging AdForce shares for StarPoint shares. We accounted for this transaction as a purchase with a total purchase price of $4.1 million. The purchase price was primarily allocated to intangible assets, including purchased technology of $2.6 million, personnel-related assets of $740,000, and goodwill of $609,000, which are being amortized over the respective lives of those assets, and in-process technology of $100,000 that was expensed at the time of the acquisition. Amortization charges related to this purchase of $1,330,000 were recognized during 1998, $720,000 were recognized for the six months ended June 30, 1999 and further amortization charges of $0.7 million, $1.1 million, and $0.1 million are expected to be recognized in 1999, 2000 and 2001, respectively.

We incurred net losses of $3.5 million for the period from January 16, 1996 (inception) to December 31, 1996, $5.7 million for 1997, $15.6 million for 1998 and $10.2 million for the six months ended June 30, 1999. As of June 30, 1999, our accumulated deficit was $35 million. We expect to continue to incur significant operating expenditures, and capital expenditures of at least $8 million for the remainder of 1999. As a result, we will need to generate significantly greater revenue than we have generated to date to achieve and maintain profitability. In addition, our operating costs are relatively fixed, and cannot be quickly lowered even if we fail to generate significant revenue. Although we have experienced significant growth in revenue in recent periods, we expect the growth rate to decline substantially. We expect to continue to incur net losses on a quarterly and annual basis for at least the next two years.

On May 7, 1999, we completed our initial public offering, issuing 5,175,000 shares of our Common Stock at $15 per share. Proceeds to us from this initial public offering totaled approximately $70.7 million, net of offering costs of $1.5 million and underwriter fees of $5.4 million.

Our engineering personnel are currently located in two separate locations, Costa Mesa, California and Cupertino, California. In August 1999, we commenced efforts to consolidate many of our engineering personnel into our

                                  ADFORCE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

Cupertino, California location. We expect this consolidation to be substantially complete by December 31, 1999, and expect to record charges related to the consolidation of the personnel as the related actions are taken during the second half of 1999.

RESULTS OF OPERATIONS

NET REVENUE

Our net revenue for the three and six months ended June 30, 1999 was $4.2 million and $7.4 million, compared to $0.8 million and $1.2 million for the comparable periods in 1998, representing respective increases of 433% and 518%. Net revenue of $4.2 million for the second quarter of 1999 increased by 30% over net revenue of $3.2 million for the first quarter of 1999. These increases in net revenue were primarily due to increases in the volume of ads we delivered on behalf of our customers. Our ad volumes were 18.4 billion and
31.7 billion for the three and six months ended June 30, 1999, compared to
1.6 billion and 2.6 billion ads for the same periods in 1998. The increases in net revenue resulting from these volume increases were partially offset by declines in the average rates charged for delivering those ads. Our volume increases resulted from both the growth in ad volumes experienced by many of our existing customers and to a lesser extent, the addition of new customers. In the second quarter of 1999, our volume increase was also partially offset by the fact that one of our major customers, GeoCities, was acquired by Yahoo!, Inc., effective May 28, 1999 and discontinued the use of our ad-serving services during June 1999. GeoCities, a customer since June 1998, accounted for 20% and 12% of our revenues for the first and second quarters of 1999. The declines in average rates charged in the 1999 periods as compared to the 1998 periods were primarily the result of competitive pricing pressure and lower rates charged to higher-volume customers. We expect pricing pressures from competitors and discounts related to large-contract pricing to continue for at least the next several quarters. We expect that future revenue growth, if any, will not be as dramatic as in recent periods.

GROSS PROFIT (LOSS)

Cost of revenues primarily consists of capital asset costs, telecommunications costs, personnel-related costs and facilities costs incurred to operate our data center operations. It also includes non-cash charges for amortization of deferred stock compensation to data center personnel, as well as charges for the amortization of an intangible asset acquired in the purchase of Starpoint Software, Inc. in 1998.

Gross margin improved to 24% and 26% from a negative 95% and 103% for the three and six months ended June 30, 1999 and 1998, respectively, primarily due to economies of higher ad delivery volumes spread over relatively fixed costs. These increases were offset in part by declines in the average rates charged to our customers. The gross margin of 24% for the second quarter of 1999 decreased from a gross margin of 29% for the first quarter of 1999. The decrease was due to the opening of our second data center in Cupertino, California in May 1999, the loss of a major customer, GeoCities, during the second quarter, and to a lesser extent, the decline in average rates charged as a result of competitive pricing pressures and volume discounts.

RESEARCH AND DEVELOPMENT

Research and development expenses were $2.2 million and $4.5 million for the three and six months ended June 30, 1999, compared to $1.0 million and $1.8 million for the comparable periods in 1998. The increase in absolute dollars in the current periods was due primarily to increases in product development personnel and consulting expenses. Product development expenses incurred were primarily related to enhancements to the AdForce service technology. Research and development expenses were 54% and 61% of net revenues for the three and six months ended June 30, 1999, compared to 124% and 149% of net revenues for the comparable periods in 1998. The decline in research and development expenses as a percentage of net revenue in the current periods was primarily the result of higher revenues. We believe that continued investment in product development is critical to achieving our technical objectives of improved system reliability, scalability, performance and cost; as well as developing new products and services. As a result, we expect research and development expenses to increase on an absolute dollar basis over the next several quarters.

MARKETING AND SELLING

Marketing and selling expenses were $2.0 million and $3.7 million for the three and six months ended June 30, 1999, compared to $1.2 million and $1.8 million for the comparable periods in 1998. The increase in absolute

                                  ADFORCE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

dollars in the current periods was primarily attributable to increase in marketing and sales personnel and their related expenses, including commissions associated with increased revenues and costs related to the continuing development and implementation of our marketing and branding campaigns. Marketing and selling expenses were 47% and 51% of net revenues for the three and six months ended June 30, 1999, compared to 156% and 153% of net revenues for the comparable periods in 1998. Marketing and selling expenses declined as a percentage of net revenues in the current periods primarily due to higher revenues. We expect marketing and selling expenses to increase on an absolute dollar basis over the next several quarters as we continue our marketing and branding campaigns, and continue to expand our sales efforts.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $0.7 million and $1.3 million for the three and six months ended June 30, 1999, compared to $0.5 million and $0.8 million for the comparable periods in 1998. The increase in absolute dollars in the current periods was primarily attributable to increases in general and administrative personnel. General and administrative expenses were 16% and 17% of net revenues for the three and six months ended June 30, 1999, compared to 58% and 70% of net revenues for the comparable periods in 1998. The decline in general and administrative expenses as a percentage of net revenue in the current periods was primarily due to higher revenues. We expect general and administrative expenses to increase on an absolute dollar basis over the next several quarters as we hire additional personnel and incur additional costs related to the growth of our business and our operations as a public company.

AMORTIZATION OF INTANGIBLE ASSETS AND DEFERRED STOCK COMPENSATION

We recognize expense for the amortization of deferred stock compensation to personnel who have been granted options with an exercise price deemed for financial reporting purposes to be below the fair market value of the underlying common stock on the date of grant. We also record stock compensation expense for unvested shares issued under employee incentive stock options and founders' stock that were not repurchased pursuant to our contractual right to purchase the shares. In connection with our acquisition of StarPoint in February 1998, we recorded intangible assets which are being amortized to operations over the lives of those assets. These non-cash charges are included on our Condensed Statement of Operations as "Amortization of Intangible Assets and Deferred Stock Compensation." We recognized a total of $2.0 million and $3.6 million in amortization of intangible assets and deferred stock compensation expense for the three and six months ended June 30, 1999, compared to $0.9 million and $1.3 million for the comparable periods in 1998. Since a portion of these expenses was related to data center operations, we allocated that portion to cost of revenue and thus reduced our gross margin. Such amortization costs do not result in cash flows out of the Company.

INTEREST INCOME (EXPENSE), NET

Net interest income was $332,000 and $259,000 for the three and six months ended June 30, 1999, compared to net interest expense of $77,000 and $180,000 for the comparable periods in 1998. The increase in interest income for the six months ended June 30, 1999 is attributable to a higher cash, cash equivalents and short-term investments balance from public offering proceeds received in May 1999. Interest income, net of expense, in future periods is expected to decline as a result of declining cash balances and increased interest on capital leases.

LIQUIDITY AND CAPITAL RESOURCES

Prior to May 1999, we financed our operations primarily from sales of preferred stock and capital lease financing, and to a lesser extent, net proceeds from the issuance of notes payable and proceeds from the sale of common stock. In May 1999, the Company sold 5,175,000 shares of the Company's Common Stock at a price of $15.00 per share in its initial public offering. Net proceeds to the Company from this offering were approximately $70.7 million.

                                  ADFORCE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

Net cash used in operating activities was $1.5 million and $4.2 million for the six months ended June 30, 1999 and 1998, respectively. Cash used in operating activities for the six months ended June 30, 1999 resulted primarily from net operating losses and an increase in accounts receivable and prepaid expenses, partially offset by increases in accounts payable, accrued expenses and deferred revenues. The increase in deferred revenues was due to cash prepayments by customers for ad management and delivery services to be provided.

Net cash used in investing activities was $46.5 million and $0.3 million for the six months ended June 30, 1999 and 1998, respectively. Cash used in investing activities for the six months ended June 30, 1999 was primarily for the purchase, net of maturities, of short-term investments, and to a lesser extent, for the purchase of property and equipment.

Net cash provided by financing activities was $69.9 million and $9.7 million for the six months ended June 30, 1999 and 1998, respectively. Cash provided by financing activities for the six months ended June 30, 1999 consisted primarily of $70.7 million in net proceeds from our initial public offering, partially offset by principal repayments on capital lease obligations.

As of June 30, 1999, we had $77.6 million of cash, cash equivalents and short-term investments. Our principal commitments consisted of obligations under operating and capital leases. These leases were used primarily to equip our data centers and to expand our existing facilities. Pursuant to an agreement with America Online we may be obligated to pay them quarterly fees totaling at least $10 million during the three years following their delivery of certain, specified demographic data to us. However, we are uncertain as to when, if ever, the demographic data may be made available to us.

We anticipate that we will experience a substantial increase in our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. The Company believes that the existing cash, cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, cash generated from operations, if any, may not be sufficient to satisfy our liquidity requirements. We may therefore need to sell additional equity or raise funds by other means. Any additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

POTENTIAL YEAR 2000 RISKS MAY ADVERSELY AFFECT OUR BUSINESS

Many computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish between 21(st) century and 20(th) century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with these Year 2000 requirements.

In the ordinary course of our business, we have evaluated the internally developed software included in our ad management and delivery system, and believe this software is generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of this software or the ability of this software to correctly create, store, process and output data involving dates. In the third quarter of 1999, we intend to implement internal Year 2000 testing procedures for our software, and we may learn that our software does not contain all of the necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. We expect the costs associated with these testing procedures will be approximately $250,000. We have warranted to some of our customers that Year 2000 compliance issues will not adversely affect the performance of our ad management and ad delivery services. If our customers experience Year 2000 problems with our services, they could assert claims against us for damages. Our standard service agreements provide performance warranties, and we may need to incur costs to address Year 2000 problems that our customers encounter through the use of our services. To date we have not received any Year 2000 related claims regarding our services.

                                  ADFORCE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

We are also working with our external suppliers and service providers with respect to both third-party applications in our ad management and delivery system and third-party applications in our information technology infrastructure to ensure that these third-party systems and applications will be able to interoperate with our hardware and software infrastructure where necessary and support our needs into the year 2000. We typically use industry-standard third-party hardware and software. Where possible, we are seeking assurances from our suppliers that we believe are critical to our business that their products are Year 2000 compliant. While we have received assurances as to the Year 2000 compliance of some of these third-party products, we generally do not have any contractual rights with these providers if their software or hardware fails to function due to Year 2000 issues. If these failures do occur, we may incur unexpected expenses to remedy any problems, including purchasing replacement hardware and software.

Though we will continue these efforts, we do not believe we have significant Year 2000 issues within our systems or services. Because we believe we are Year 2000 compliant, we have not engaged any third parties to independently verify our Year 2000 readiness, nor have we assessed potential costs associated with Year 2000 risks or made any contingency plans to address these risks. Further, we have not deferred any of our ongoing development efforts to address Year 2000 issues. However, unanticipated costs associated with any Year 2000 compliance may exceed our present expectations, which could materially and adversely affect our quarterly and annual results of operations.

We depend on the uninterrupted availability of the Internet infrastructure to conduct our business as a centralized ad delivery and management service. We also rely on the continued operations of our customers, in particular Web sites hosting advertisements, for our revenue. We are heavily dependent upon the success of Year 2000 compliance efforts of the many service providers that support the Internet, and the Year 2000 compliance efforts of our customers. Interruptions in the Internet infrastructure affecting us or our customers, or failure of the Year 2000 compliance efforts of one or more of our customers, could materially and adversely affect our ability to generate revenue. The purchasing patterns of advertisers and agencies could be affected by Year 2000 issues as companies expend significant resources to correct their current systems for the year 2000; these expenditures may result in reduced funds available for Internet advertising, which could in turn materially and adversely affect our ability to generate revenue.

OTHER FACTORS AFFECTING OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO PREDICT FUTURE RESULTS OF OPERATIONS AND TO ADDRESS RISKS AND UNCERTAINTIES

We incorporated in January 1996 and have a limited operating history. You should consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet. These risks and difficulties include our inability to predict future results of operations accurately due to our lack of operating history and the unavailability of comparable business models. We cannot assure you that our business strategy will be successful or that we will address these risks and difficulties successfully.

OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE, WHICH COULD AFFECT THE MARKET PRICE OF YOUR SHARES

Our quarterly results of operations have varied in the past. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is likely that in future periods our results of operations will be below the expectations of securities analysts and investors. If so, the market price of your shares would likely decline. Our revenue and quarterly results of operations depend on a variety of factors, many of which are beyond our control. These factors include:

- the timing and costs of improvements in our ad management and delivery infrastructure, including the addition of more capacity;

                                  ADFORCE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

-    our ability to satisfy and retain our existing customers;

-    any loss of existing customers due to consolidation in the industry;

- the ability of our existing customers to maintain or increase their Internet traffic or market share;

- our ability to expand our customer base and the timing of new customers commencing service with us;

- changes in our pricing policies or those of our competitors resulting from competitive pressures;

- our ability to provide reliable and scalable service, including our ability to avoid potential system failure;

- the announcement or introduction of new technology or services by us or our competitors, including database marketing capabilities;

-    seasonal trends in our business; and

-    general economic and market conditions.

We expect to continue to make significant capital expenditures as we increase the capacity and reliability of our existing technology infrastructure and data centers. We also intend to open additional ad management and delivery centers. We intend to continue to allocate a large portion of our budget for research and development. Due to our operating costs being relatively fixed, we would likely be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. If we have a shortfall in revenue relative to our expenses, our quarterly and annual results of operations would be materially and adversely affected, which in turn could affect the market price of your shares.

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES

We expect to continue to incur net losses on a quarterly and annual basis for at least the next two years. If our revenue does not grow or grows more slowly than we anticipate, or if our operating or capital expenditures exceed our expectations and cannot be reduced, our quarterly and annual results of operations will be materially and adversely affected. We incurred net losses of $3.5 million for the period from January 16, 1996 (inception) to December 31, 1996, $5.7 million for 1997, $15.6 million for 1998, $5.0 million for the three months ended March 31, 1999 and $5.2 million for the three months ended June 30, 1999. We expect to continue to incur significant operating expenditures, and capital expenditures of at least $8.0 million, for the remainder of 1999. As a result, we will need to generate significantly greater revenue than we have generated to date to achieve and maintain profitability. We expect that future revenue growth, if any, will not be as rapid as in recent periods. We may never achieve profitability on a quarterly or an annual basis.

WE DEPEND ON A SMALL NUMBER OF CUSTOMERS FOR OUR REVENUE, THE LOSS OF ANY OF WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE

We continue to derive a substantial portion of our net revenue from a small number of Web sites and ad rep firms. Our quarterly and annual results of operations would be materially and adversely affected by the loss of any of these customers or any significant reduction in net revenue generated from these customers. Our customer agreements can generally be terminated at any time with little or no penalty.

Our three largest customers for each quarter of 1998 represented 94%, 81%, 60% and 63% of our net revenue. In the first and second quarter of 1999, four of our customers, 24/7 Media, Adsmart, GeoCities and Netscape, accounted for approximately 77% and 72% of our net revenue. In the second quarter of 1999, Yahoo!, Inc. acquired GeoCities and transitioned ad delivery from AdForce to Yahoo!'s in-house operations, substantially and negatively

                                  ADFORCE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

affecting our net revenues. GeoCities accounted for 20% and 12% of net revenue for the first and second quarters of 1999.

CONSOLIDATION IN THE INTERNET INDUSTRY MAY ADVERSELY AFFECT OUR ABILITY TO RETAIN OUR PRINCIPAL CUSTOMERS, THE LOSS OF ANY OF WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE

Many of our principal customers are now and may in the future be affected by rapid consolidation in the Internet industry. Our quarterly and annual results of operations would be materially and adversely affected if we lose any of these customers as a result of consolidation or if our customers are required to use the proprietary ad delivery technologies of the companies that acquire them or other ad delivery technologies. For example, in May 1999, one of our major customers, GeoCities, was acquired by Yahoo!. Yahoo!'s decision to transition GeoCities' ad-serving requirements to its internal system in June 1999 materially and adversely affected our business and results of operations. In addition, in the second quarter of 1999, one of our principal stockholders, America Online, completed the acquisition of one of our major customers, Netscape Communications. Though we have remained the primary ad management and delivery service for Netscape following this acquisition, and have since added Netscape's international sites to our service, we cannot assure you that America Online will not elect to transition Netcape's ad serving requirements to America Online's own internal ad management and delivery service. If America Online decides to transition Netscape's ad serving requirements to its own system, that transition would materially and adversely affect our business, results of operations and financial condition.

WE MAY NOT BE ABLE TO SCALE OUR TECHNOLOGY INFRASTRUCTURE, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO RETAIN OUR EXISTING CUSTOMERS AND TO ATTRACT NEW CUSTOMERS

Our technology infrastructure may not be able to support higher volumes of ads, additional customers or new types of advertising or direct marketing. If we are not able to continue scaling our technology infrastructure, we may have difficulty retaining existing customers and attracting new customers. If our traffic increases because of heightened demand from existing or new customers, we will need to accommodate large increases in the number of ads that we manage and deliver and the amount of data that we store. We will also need to support the introduction of new and evolving types of advertising and direct marketing that require greater system resources than current methods of Internet advertising. We may not be able to continue to scale our data centers on time or within budget. The uninterrupted performance of our data centers is critical to our success. We expect to add more data centers to improve redundancy and to increase capacity. Adding capacity will be expensive, and we may not be able to do so successfully. In addition, we cannot assure you that we will be able to protect our new or existing data centers from unexpected events as we scale our systems.

WE MAY NOT BE ABLE TO RESPOND TO RAPID TECHNOLOGICAL CHANGE, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO RETAIN OUR EXISTING CUSTOMERS AND TO ATTRACT NEW CUSTOMERS

We may not be able to improve our technology infrastructure to respond to technological change, changes in customer requirements or preferences, or new industry standards. We must be able to continue to steadily increase our system capacity, improve our existing services, and introduce new service offerings without interrupting or interfering with our operations, and we must be able to do so in a timely and cost-effective manner. We must ensure that our technology infrastructure is flexible enough to accommodate technology advancements, including our ability to deliver ads to a customer base that uses multiple browsers and multiple versions of those browsers. We must also ensure that our technology infrastructure is flexible enough to accommodate new customer requirements and preferences.

WE MAY NOT BE ABLE TO ATTRACT AD AGENCIES AND ADVERTISERS AS CUSTOMERS, WHICH COULD CAUSE US TO MISS OUR FINANCIAL PROJECTIONS OR THOSE OF SECURITIES ANALYSTS

                                  ADFORCE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

If we fail to continue to attract advertisers and ad agencies as customers or do so more slowly than we anticipate, we may not meet our financial projections or those of securities analysts. Individual advertisers and ad agencies accounted for less than 7% of our net revenue for the six months ended June 30, 1999. The service and support requirements of advertisers and ad agencies are significantly different from those of Web sites and ad rep firms, and advertisers and ad agencies may not accept third-party Internet ad management and delivery services or may not choose our services over those offered by others. Moreover, advertisers and ad agencies may find Internet advertising services to be too complex, ineffective or otherwise unsatisfactory for managing and delivering their ad campaigns.

WE MAY NOT COMPETE SUCCESSFULLY IN THE MARKET FOR INTERNET AD MANAGEMENT AND DELIVERY SERVICES, WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO RETAIN OUR EXISTING CUSTOMERS AND TO ATTRACT NEW CUSTOMERS

The market for Internet ad management and delivery services is extremely competitive, and we expect this competition to increase. Our ability to compete successfully in this market depends on many factors, including:

- the performance, reliability, ease of use and price of services that we or our competitors offer;

- market acceptance of centralized, outsourced ad management and delivery systems as compared to internally-developed or site-specific software and hardware solutions;

- our ability, relative to our competitors, to scale our technology infrastructure as our customer needs grow;

- timeliness and market acceptance of new services and enhancements to existing services introduced by us or our competitors; and

-    customer service and support efforts by us or our competitors.

The market for Internet ad management and delivery services is subject to intense competition as companies attempt to establish a market presence. We expect that competition will increase as industry consolidation causes certain early entrants in the marketplace to merge or be acquired. For example, in July 1999 DoubleClick, Inc. announced that it had agreed to acquire NetGravity, Inc. We have in the past and may in the future be forced to reduce the prices for our services in order to compete, which could materially and adversely affect our net revenue and gross margins.

We currently compete with providers of outsourced ad services, including DoubleClick, MatchLogic and Real Media, as well as providers of ad server software and hardware solutions such as NetGravity. Many of our current competitors have substantially greater resources and more developed sales and marketing strategies than we do. We cannot assure you that we will be able to compete effectively against such competitors now or in the future.

Another principal source of competition is Web sites that use internally-developed Internet advertising and direct marketing services. These Web sites include America Online, one of our principal stockholders, and Yahoo!. As indicated above, Yahoo! has acquired GeoCities, and America Online has acquired Netscape, another of our major customers. In addition, 24/7 Media, another of our principal customers, acquired its own ad management and delivery technology in 1998, and currently uses this technology to serve a portion of its advertising needs. 24/7 Media has stated that it is currently developing a next generation ad delivery technology that is intended to serve as its sole ad delivery solution. It has also stated that, unless and until the development of and transition to its own ad delivery technology is complete, it will be primarily dependent on us to deliver ads to its networks and Web sites. If 24/7 Media ceases doing business with us or enters into competition with us, it would materially and adversely affect our business, results of operations and financial condition. Finally, a fourth major customer, 2CAN Media, was acquired by Adsmart, a subsidiary of CMG Investments, earlier this year. CMG Investments also owns Engage Technologies, which in turn owns Accipiter, a supplier of ad server software and equipment services. If Adsmart transitions its business from us to Engage/Accipiter, it would materially and adversely affect our business, results of operations and financial condition.

We may also encounter a number of potential new competitors that have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do.

                                  ADFORCE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

These qualities may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development, promotion and sale of their products and services. These competitors might also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential employees, strategic partners, advertisers and Web sites. If such companies decided to enter the market, we cannot assure you that we would be able to compete against them effectively.

MANY OF OUR CUSTOMERS HAVE LIMITED OPERATING HISTORIES, ARE UNPROFITABLE AND MAY NOT BE ABLE TO PAY FOR OUR SERVICES, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO RECOGNIZE REVENUE FROM THESE CUSTOMERS

Many of our leading customers, including 24/7 Media and Adsmart, have limited operating histories and have not achieved profitability. If one or more of our customers is unable to pay for our services, or pays more slowly than we anticipate, our quarterly and annual results of operations could be materially and adversely affected. You should evaluate the ability of our customers to meet their payment obligations to us in light of the risks, expenses and difficulties encountered by companies with limited operating histories, particularly in the evolving Internet market. In the past, some of our customers have failed to pay for our services on a timely basis.

WE MAY EXPERIENCE SYSTEM FAILURES OR DELAYS THAT WOULD ADVERSELY AFFECT OUR OPERATIONS, WHICH COULD LEAD TO CUSTOMER DISSATISFACTION

Our operations depend on our ability to protect our computer systems against damage from fire, water, power loss, telecommunications failures, computer viruses, vandalism and other malicious acts, and similar unexpected adverse events. In the past, interruptions or slowdowns in our services have resulted from the failure of our telecommunications providers to supply the necessary data communications capacity in the time frame we require, as well as from deliberate acts. Unanticipated problems affecting our systems could in the future cause interruptions or delays in our services. Slow response times or system failures could also result from straining the capacity of our software or hardware due to an increase in the volume of advertising delivered through our servers. Our customers may become dissatisfied by any system failure or delay that interrupts our ability to provide service to them or slows our response time.

WE MAY NOT BE ABLE TO TARGET ADVERTISEMENTS, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO RETAIN OUR EXISTING CUSTOMERS AND TO ATTRACT NEW CUSTOMERS

We may not be able to continue to meet the needs of our customers or the marketplace for more sophisticated targeting solutions. As more advertisers demand targeting solutions, we will need to develop increasingly effective tools and larger databases that can provide greater demographic precision in ad management and delivery. The development of these tools and databases is technologically challenging and expensive. We cannot assure you that we can develop any of these tools or databases in a cost-effective and timely manner, if at all. Moreover, privacy concerns may cause a reduction or limitation in the use of user information, which could limit the effectiveness of our technology and adversely affect our ability to retain our existing customers and to attract new customers.

THE INTERNET ADVERTISING MARKET MAY FAIL TO DEVELOP OR DEVELOP MORE SLOWLY THAN EXPECTED, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO RETAIN OUR EXISTING CUSTOMERS AND TO ATTRACT NEW CUSTOMERS

The Internet advertising market may fail to develop or develop more slowly than expected. Our future growth largely depends on the continued growth in Internet advertising generally, and on the willingness of our potential customers to outsource their Internet advertising and direct marketing needs. Companies doing business on the Internet must compete with traditional media, including television, radio, cable and print, for a share of advertisers' total advertising budgets. Advertisers may be reluctant to devote a significant portion of their advertising budgets to Internet advertising if they perceive the Internet to be a limited or ineffective advertising medium. Substantially all

                                  ADFORCE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

of our revenue is derived from the delivery of advertisements placed on Web sites. If advertisers determine that those ads are ineffective or unattractive as an advertising medium, we may be unable to make the transition to any other form of Internet advertising. Also, there are filter software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising would be materially and adversely affected by Internet users' widespread adoption of these software programs.

THE INTERNET INFRASTRUCTURE MAY NOT BE ABLE TO ACCOMMODATE RAPID GROWTH, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO RETAIN OUR EXISTING CUSTOMERS AND TO ATTRACT NEW CUSTOMERS

The Internet infrastructure may fail to support the growth of the Internet. If the Internet continues to experience an increase in users, an increase in frequency of use or an increase in the capacity requirements of users, we cannot assure you that the Internet infrastructure will be able to support the demands placed on it. Any actual or perceived failure of the Internet could undermine the benefits of our services. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new technology required to accommodate increased levels of Internet activity or due to increased government regulation. Changes in, or insufficient availability of, telecommunications services to support the Internet could result in slower response times and could hamper use of the Internet. Even if the Internet infrastructure is able to accommodate rapid growth, we may be required to spend heavily to adapt to new technologies.

WE MAY NOT BE ABLE TO RETAIN KEY PERSONNEL, AND OUR MANAGEMENT TEAM MAY NOT WORK TOGETHER SUCCESSFULLY

Our future success depends on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. Competition is intense for qualified personnel, particularly technical and engineering personnel, and at times we have experienced difficulties in retaining current personnel and attracting new personnel.

WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE THE CONSOLIDATION OF OUR ENGINEERING STAFF, WHICH COULD LEAD TO PRODUCT DEVELOPMENT DELAYS AND DISRUPTIONS IN SERVICE

Our engineering personnel are currently located in two separate locations, Costa Mesa, California and Cupertino, California. In August 1999, we commenced efforts to consolidate many of our engineering personnel into our Cupertino, California location. We expect this consolidation to be substantially complete by December 31, 1999. This consolidation will divert management time and resources. During the course of this consolidation effort, we may be less efficient in our product development efforts, and could therefore experience delays in releasing new products. Further, this transition could increase the risk of service disruptions. These delays and disruptions, if they occur, could adversely affect our ability to retain our existing customers and to attract new customers. Additionally, engineering personnel may choose not to remain in our employment as a result of this consolidation.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MANAGE OUR BUSINESS

During the second quarter of 1999 we continued to expand our research and development, data center operations, sales, marketing and customer service organizations, and increased our total number of employees from 109 as of March 31, 1999 to 146 as of June 30, 1999. We may not be able to continue to manage our internal growth effectively to keep pace with the expansion of the Internet advertising market or our competitors' growth. Our rapid growth has placed, and the anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce.

                                  ADFORCE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

WE MAY NOT BE ABLE TO PROTECT OUR TECHNOLOGY, WHICH COULD DIMINISH THE VALUE OF OUR TECHNOLOGY AND OUR SERVICES

Our success and ability to compete are dependent on our internally developed technologies and trademarks. If our proprietary rights are infringed by a third party, the value of our services to our customers would be diminished and additional competition might result from the third party's use of those rights. We cannot assure you that our patent applications or trademark registrations will be approved. Even if they are approved, our patents or trademarks may be successfully challenged by others or invalidated. If our trademark or copyright registrations are not approved because third parties own those trademarks or copyrights, our use of these trademarks and/or copyrighted materials would be restricted unless we entered into arrangements with the third-party owners, which might not be possible on reasonable terms. We cannot assure you that any of our proprietary rights will be viable or of value since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and evolving. We also cannot assure you that the steps we have taken will prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States.

THIRD PARTIES MAY ASSERT INFRINGEMENT CLAIMS AGAINST US OR OUR CUSTOMERS, WHICH COULD RESULT IN LIABILITY FOR DAMAGES, THE INVALIDATION OF OUR RIGHTS OR THE DIVERSION OF OUR TIME AND ATTENTION

Third parties may assert infringement claims against us or our customers based on our technology or our collection of user data. Any claims or litigation, if they occur, could subject us to significant liability for damages or could result in invalidation of our rights. Even if we were to prevail, litigation could be time-consuming and expensive to defend, and could result in diversion of our time and attention. Any claims or litigation from third parties might also limit our ability to use the proprietary rights subject to these claims or litigations.

OUR CONTRACTUAL RELATIONSHIP WITH AMERICA ONLINE COULD LEAD TO A DIVERSION OF OUR DEVELOPMENT RESOURCES AND THE OBLIGATION TO PAY AMERICA ONLINE A LARGE SUM OF MONEY

We have granted to America Online and its affiliates a royalty-free, perpetual license to our ad management and delivery technology, including source and object code, and any improvements to it that we make generally available to our customers. Under the terms of this license agreement, America Online could also require us to customize a version of our technology for the exclusive use of America Online and its affiliates. We are obliged under the license agreement to provide these services for an indefinite period of time with little potential for significant profit, which could significantly strain our development resources. We have also entered into a demographic data agreement with America Online. Under the terms of this agreement, America Online may elect to make demographic information available to us at any time within three years, triggering substantial payment obligations from us even if we do not use this information and even if we have contracted to obtain similar information from an alternative source. If America Online makes the demographic data available to us and then later limits or denies access to the demographic information or significantly changes its advertising or privacy policies, our ability to market our technology and services with enhanced targeting abilities and to generate additional revenue could be severely limited.

GOVERNMENT REGULATION OF THE INTERNET MAY INHIBIT THE COMMERCIAL ACCEPTANCE OF THE INTERNET

New legislation regulating the Internet could inhibit the growth of the Internet and decrease the acceptance of the Internet as a communications and commercial medium. The applicability to the Internet of existing laws governing issues such as property ownership, libel and personal privacy is uncertain. Governmental authorities may seek to further regulate the Internet with respect to issues such as user privacy (including tracking, targeting and profiling users), pornography, acceptable content, electronic commerce, taxation, and the pricing, characteristics and quality of products and services.

                                  ADFORCE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

POTENTIAL YEAR 2000 RISKS MAY ADVERSELY AFFECT OUR BUSINESS

There is significant uncertainty in the software industry regarding the potential effects associated with Year 2000 compliance issues. We depend heavily on the uninterrupted availability of the Internet infrastructure to conduct our business as a centralized management and delivery service. We also rely heavily on the continued operations of our customers, in particular Web sites hosting advertisements, for our revenue. We are thus dependent upon the success of the Year 2000 compliance efforts of the many service providers that support the Internet, and the Year 2000 compliance efforts of our customers. Interruptions in the Internet infrastructure affecting us or our customers, or the failure of the Year 2000 compliance efforts of one or more of our customers, could have a material adverse effect on our quarterly and annual results of operations.

We are currently evaluating our internally developed software included in our ad management and delivery system, and believe that this software is generally Year 2000 compliant, meaning that the use of dates on or after January 1, 2000 will not materially affect the performance of this software or the ability of this software to correctly create, store, process and output data involving dates. We are currently working with our external suppliers and service providers to ensure that third-party systems and applications will be able to interoperate with our hardware and software infrastructure where necessary and support our needs into the year 2000. We are also seeking contractual assurances from our suppliers that their systems and services are Year 2000 compliant. To date, we have not made any contingency plans to address risks of non-compliance, and cannot assure you that there will not be unanticipated costs associated with any Year 2000 compliance.

WE MAY NOT HAVE ENOUGH CAPITAL TO CONTINUE TO EXECUTE OUR BUSINESS OBJECTIVES, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MEET OUR FINANCIAL PROJECTIONS OR THOSE OF SECURITIES ANALYSTS

We may need to raise additional funds, and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. We are devoting at least an additional $8 million to our data center facilities in Costa Mesa and Cupertino, California during the remainder of 1999, and will need to continue to devote additional resources as we establish new ad management and delivery centers. We also expect to make significant investments in sales and marketing and the development of new services. The failure to generate sufficient cash flows or to raise sufficient funds to finance growth could require us to delay or abandon some or all of our plans or forego new market opportunities, making it difficult for us to respond to competitive pressures. If we issue equity securities to raise funds, our stockholders will be diluted. The holders of the new equity securities may also have rights, preferences or privileges senior to those of existing holders of common stock.

THE PRICE OF OUR COMMON STOCK IS LIKELY TO BE VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS, AND WE COULD BE SUBJECT TO SECURITIES LITIGATION

The market price of our common stock has been and is likely to continue to be subject to wide fluctuations. If our revenue does not grow or grows more slowly than we anticipate, or if operating or capital expenditures exceed our expectations or cannot be adjusted accordingly, the market price of our common stock could fall. In addition, if the market for Internet-related stocks or the stock market in general experiences a loss in investor confidence, the market price of our common stock could fall for reasons unrelated to our business or results of operations. Investors may be unable to resell their shares of our common stock at or above the offering price. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were the subject of litigation, it could result in substantial costs and a diversion of management's attention and resources.

PROVISIONS IN OUR CHARTER DOCUMENTS MAY DETER ACQUISITION BIDS FOR ADFORCE, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF YOUR SHARES

We have adopted a classified board of directors. In addition, our stockholders are unable to act by written consent or to fill any vacancy on the board of directors. Our stockholders cannot call special meetings of stockholders to

                                  ADFORCE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

remove any director or the entire board of directors without cause. These provisions and other provisions of Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

OUR OFFICERS AND DIRECTORS EXERT SUBSTANTIAL INFLUENCE OVER ADFORCE, WHICH COULD LIMIT YOUR ABILITY TO INFLUENCE ADFORCE AND WHICH COULD DELAY OR PREVENT A CHANGE OF CONTROL OF ADFORCE

As of June 30, 1999, our executive officers, our directors and entities affiliated with them and our 5% stockholders beneficially owned, in the aggregate, approximately 62% of our outstanding common stock. These stockholders may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of AdForce.

FUTURE SALES OF SHARES BY EXISTING STOCKHOLDERS COULD ADVERSELY AFFECT THE MARKET PRICE OF YOUR SHARES

Sales of a substantial number of shares of our common stock in the public market by our stockholders could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

                                  ADFORCE, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our ad management and delivery services to companies in North America and Europe. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets.

Our investment policy requires us to invest funds in excess of current operating requirements in obligations of the U.S. government and its agencies and investment grade obligations of state and local governments and U.S. corporations. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we have concluded that there is no material market risk exposure.

                                  ADFORCE, INC.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In April 1999, Dirk Wray, a Company director, filed an action against Chad Steelberg, a Company founder, in the Orange County, California Superior Court alleging that Mr. Steelberg failed to perform certain obligations pursuant to a 1996 agreement between Messrs. Wray and Steelberg.

In June 1999, Mr. Steelberg filed a cross-complaint (the "Cross-Complaint") against Mr. Wray, certain investors in the Company, the Company and the Company's President, Chief Executive Officer and Chairman, Charles W. Berger, claiming the Company is obligated to defend and indemnify Mr. Steelberg against Mr. Wray's allegations, and seeking additional damages.

The Company believes the causes of action in the Cross-Complaint claimed against the Company and Mr. Berger are without merit. The Company intends to indemnify Mr. Berger pursuant to the Company's certificate of incorporation, bylaws and a written indemnification agreement, and to defend itself and Mr. Berger vigorously.

Except as provided above, the Company is not subject to any material legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

On May 7, 1999, the Company sold 5,175,000 shares of Common Stock in its initial public offering at a price of $15.00 per share pursuant to a Form S-1 Registration Statement, No. 333-73231, as amended, which became effective May 7, 1999. The principal underwriters for the offering were Hambrecht and Quist, LLC, Lehman Brothers, Volpe Brown Whelan & Company and Charles Schwab & Co., Inc. The Company received gross proceeds from the offering of $77.6 million, $5.4 million of which was deducted for underwriting discounts and commissions, and the Company paid $1.5 million for other offering expenses, none of which were paid directly or indirectly to any directors, officers, persons owning ten percent or more of any class of equity securities of the Company or any affiliates of the Company. From the effective date of the Registration Statement through June 30, 1999, the Company invested all of the proceeds in cash, cash equivalents, and short-term investments.

(b)  SALES OF UNREGISTERED SECURITIES

Option Exercises

From April 1, 1999 to June 30, 1999, the Company sold 155,485 shares of Common Stock to 27 employees and/or optionees pursuant to exercises of options granted under the Company's 1997 Stock Plan (the "1997 Plan") at a weighted average exercise price of $0.86 per share. Options granted under the 1997 Plan are immediately exercisable and subject to repurchase by the Company at the exercise price until they vest. Generally, options vest as to 1/4 of the shares on the first anniversary of the date of grant, with the balance vesting as to 1/36 of the remaining shares each month until fully vested. The Company received an aggregate of $134,000 in cash for the stock issued. All sales of stock pursuant to these option exercises were made in reliance on Rule 701 under the Securities Act of 1933.

Warrant Exercises

In June 1999, the Company issued Common Stock pursuant to warrant exercises as follows: (1) 85,234 shares of Common Stock to Venture Lending & Leasing, Inc. pursuant to the net exercise of its warrants (as a result of which no cash was paid to the Company) to purchase 90,158 shares of the Company's

                                  ADFORCE, INC.

Common Stock issued in connection with lease financing previously obtained by the Company; (2) 22 shares of Common Stock to Hummer Winblad Technology Fund II-A, L.P. for $151.03 in cash; (3) 3,538 shares of Common Stock to Hummer Winblad Venture Fund II, L.P. for $24,288.37 in cash; (4) 124 shares of Common Stock to Hummer Winblad Technology Fund II, L.P. for $851.26 in cash; and (5) 6,142 shares of Common Stock to BridgeGate, L.L.C. for $10,085.83 in cash issued in connection with employee placement services performed by BridgeGate. All sales of stock pursuant to warrant exercises were made in reliance on section 4(2) of the Securites Act of 1933.

CONVERSION OF SERIES A, B, C, D AND E CONVERTIBLE PREFERRED STOCK

On May 7, 1999 all of the Company's outstanding shares of Series A, B, C, D and E Convertible Preferred Stock were automatically converted into 9,467,118 shares of Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed as part of this report:

         Exhibit 27        Financial Data Schedule

         Exhibit 10.32 Services Agreement dated as of June 11, 1999 between Adsmart Networks, Inc. and AdForce, Inc. (Confidential treatment has been requested.)

(b) We filed no reports on Form 8-K during the three-month period ended June 30, 1999.

                                  ADFORCE, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AdForce, Inc.
                                        (Registrant)

Date:  August 13, 1999

                                        By:  /s/ John A. Tanner
                                             ----------------------------
                                             John A. Tanner
                                             Executive Vice President, Chief
                                             Financial Officer (Duly Authorized
                                             and Principal Financial and
                                             Accounting Officer)