Form 10-Q
period 1999-09-30
ADFORCE INC
filed 1999-11-15
CIK 1080764

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q
      (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                For the quarterly period ended September 30, 1999

                                       or

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

                                   Yes X No __


The number of shares outstanding of the Registrant's Common Stock, $.001 par value, was 19,987,656 at October 31, 1999.

                                  ADFORCE, INC.

                                      INDEX

                               DESCRIPTION                                     PAGE NUMBER
------------------------------------------------------------------------       -----------
Cover Page                                                                          1
Index                                                                               2
Part I:  Financial Information
   Item 1: Financial Statements

           Condensed Balance Sheets as of September 30, 1999
              and December 31, 1998                                                 3

           Condensed Statements of Operations for the Three and
              Nine Months Ended September 30, 1999 and 1998                         4

           Condensed Statements of Cash Flows for the Nine Months
              Ended September 30, 1999 and 1998                                     5

           Notes to Condensed Financial Statements                                  6

   Item 2: Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                  10

   Item 3: Quantitative and Qualitative Disclosures about Market Risk              25

Part II: Other Information

   Item 1: Legal Proceedings                                                       26

   Item 2: Changes in Securities and Use of Proceeds                               26

   Item 3: Defaults upon Senior Securities                                         26

   Item 4: Submission of Matters to a Vote of Security Holders                     26

   Item 5: Other Information                                                       26

   Item 6: Exhibits and Reports on Form 8-K                                        27

Signature                                                                          28


                                  ADFORCE, INC.
                          Part 1: Financial Information
                           Item 1: Financial Statements
                             CONDENSED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS)

                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                   1999                 1998
                                                                ------------        ------------
                                                                (unaudited)
                           ASSETS

Current assets:
  Cash and cash equivalents                                       $ 15,872            $ 10,045
  Short-term investments                                            54,709                   -
  Accounts receivable, net                                           1,770               1,160
  Prepaid expenses and other current assets                          1,429                 575
                                                                  --------            --------
Total current assets                                                73,780              11,780
Property and equipment, net                                          8,843               4,208
Intangible assets, net                                               3,426               4,662
Other non-current assets                                               757                 285
                                                                  --------            --------
Total assets                                                      $ 86,806            $ 20,935
                                                                  ========            ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $  2,684            $  1,078
  Accrued compensation and related benefits                          1,454                 458
  Deferred revenue                                                     782                  10
  Other accrued liabilities                                          1,333                 799
  Current portion of capital lease obligations                       2,800               1,460
                                                                  --------            --------
Total current liabilities                                            9,053               3,805
Long-term portion of capital lease obligations                       5,238               3,089
Stockholders' equity:
  Common stock                                                          20                   5
  Preferred stock                                                        -                   5
  Additional paid-in capital                                       120,576              41,609
  Deferred stock compensation                                       (6,520)             (2,802)
  Unrealized loss on available-for-sale securities                     (94)                  -
  Accumulated deficit                                              (41,467)            (24,776)
                                                                  --------            --------
Total stockholders' equity                                          72,515              14,041
                                                                  --------            --------
Total liabilities and stockholders' equity                        $ 86,806            $ 20,935
                                                                  ========            ========


         The accompanying notes are an integral part of these condensed financial statements.

                                  ADFORCE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------    --------------------------------
                                                                1999              1998              1999              1998
                                                           --------------    --------------    --------------    --------------
Net revenue                                                  $  5,085          $  1,064          $ 12,487          $  2,262
Cost of revenue:
  Data center operations                                        3,197             1,044             7,972             2,988
  Amortization of intangible assets
    and deferred stock compensation                               434               301             1,103               787
                                                             --------          --------          --------          --------
      Total cost of revenue                                     3,631             1,345             9,075             3,775
                                                             --------          --------          --------          --------
Gross profit (loss)                                             1,454              (281)            3,412            (1,513)
Operating expenses:
  Research and development                                      2,405             1,241             6,888             3,031
  Marketing and selling                                         3,231             1,389             6,977             3,223
  General and administrative                                    1,311               509             2,604             1,352
  Restructuring expense                                           263                 -               263                 -
  Amortization of intangible assets
    and deferred stock compensation                             1,428               584             4,354             1,378
                                                             --------          --------          --------          --------
Total operating expenses                                        8,638             3,723            21,086             8,984
                                                             --------          --------          --------          --------
Loss from operations                                           (7,184)           (4,004)          (17,674)          (10,497)
Interest income (expense), net                                    724                37               983              (143)
                                                             --------          --------          --------          --------
Net loss                                                     $ (6,460)         $ (3,967)         $(16,691)         $(10,640)
                                                             ========          ========          ========          ========
Basic and diluted net loss per share                         $  (0.34)         $  (1.30)         $  (1.38)         $  (4.18)
                                                             ========          ========          ========          ========
Weighted average shares of common
  stock outstanding used in computing
  basic and diluted net loss per share                         19,238             3,046            12,080             2,544
                                                             ========          ========          ========          ========
Pro forma basic and diluted net loss per share               $  (0.34)         $  (0.33)         $  (1.01)         $  (1.05)
                                                             ========          ========          ========          ========
Weighted average shares used in computing pro
  forma basic and diluted net loss per share                   19,238            12,205            16,525            10,120
                                                             ========          ========          ========          ========


         The accompanying notes are an integral part of these condensed financial statements.

                                  ADFORCE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (DOLLARS IN THOUSANDS)

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                --------------------------------
                                                                     1999              1998
                                                                --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash used in operating activities                           $ (6,461)         $ (7,111)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases (sales) of short-term investments, net                 (54,455)                -
  Proceeds from sale of assets                                           -               105
  Investment in note receivable                                       (500)                -
  Purchase of property and equipment                                (2,031)             (888)
                                                                  --------          --------
    Net cash used in investing activities                          (56,986)             (783)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations                   (1,648)             (607)
  Proceeds from issuance of common stock, net                       70,922                87
  Proceeds from issuance of preferred stock, net                         -            19,594
  Proceeds from issuance of notes payable                                -               500
  Repayment of notes payable                                             -              (113)
                                                                  --------          --------
    Net cash provided by financing activities                       69,274            19,461

Net increase in cash and cash equivalents                            5,827            11,567

Cash and cash equivalents at beginning of period                    10,045             1,680
                                                                  --------          --------
Cash and cash equivalents at end of period                        $ 15,872          $ 13,247
                                                                  ========          ========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING/FINANCING ACTIVITIES
Property and equipment acquired under capital leases              $  5,089          $  2,511
                                                                  ========          ========
Conversion of notes payable and accrued interest into
Series D convertible preferred stock                              $      -          $    506
                                                                  ========          ========
Conversion of convertible preferred stock to common stock         $ 31,486          $      -
                                                                  ========          ========
Increase in deferred stock compensation                           $  7,833           $ 3,477
                                                                  ========          ========


    The accompanying notes are an integral part of these condensed financial statements.

                                  ADFORCE, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The unaudited condensed financial information of AdForce, Inc. ("AdForce" or the "Company") furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's financial position, results of operations and cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on May 7, 1999. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 1999. The condensed balance sheet at December 31, 1998 has been derived from the Company's audited financial statements at that date.

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

HISTORICAL AND PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE ARE AS FOLLOWS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                    ------------------            -----------------
                                                                    1999           1998          1999           1998
                                                                    ----           ----          ----           ----
Historical:
Net loss                                                        $  (6,460)     $ (3,967)     $ (16,691)     $ (10,640)

Basic and diluted shares:
Weighted average shares of common stock outstanding                19,983         4,655         13,012          4,248
Less weighted average shares subject to repurchase                    745         1,609            932          1,704
                                                                ---------      --------      ---------      ---------
Weighted average shares of common stock
  outstanding used in computing basic and diluted
  net loss per share                                               19,238         3,046         12,080          2,544
                                                                =========      ========      =========      =========
Basic and diluted net loss per share                            $   (0.34)     $  (1.30)     $   (1.38)     $   (4.18)
                                                                =========      ========      =========      =========


                                 ADFORCE, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

HISTORICAL AND PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE ARE AS FOLLOWS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS):

                                                                    THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                                    ------------------            -----------------
                                                                    1999           1998          1999           1998
                                                                    ----           ----          ----           ----
Pro forma:
Net loss                                                        $  (6,460)     $ (3,967)     $ (16,691)     $ (10,640)
Weighted average shares of common stock
    outstanding used in computing basic and diluted
    net loss per share                                             19,238         3,046         12,080          2,544
Adjusted to reflect the assumed conversion of convertible
    preferred stock from the date of issuance                          --         9,159          4,445          7,576
                                                                ---------      --------      ---------      ---------
Weighted average shares used in computing pro forma
    basic and diluted net loss per share                           19,238        12,205         16,525         10,120
                                                                =========      ========      =========      =========
Pro forma basic and diluted net loss per share                  $   (0.34)     $  (0.33)     $   (1.01)     $   (1.05)
                                                                =========      ========      =========      =========


If AdForce had reported net income, diluted net income per share would have included the shares used in the computation of pro forma net loss per share, as well as approximately 4,728,772 and 3,323,955 common equivalent shares related to outstanding options and warrants to purchase common stock not included above for the three and nine months ended September 30, 1999 and September 30, 1998 respectively. The common equivalent shares from options and warrants would be determined on a weighted average basis using the treasury stock method.

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

COMPREHENSIVE LOSS

AdForce adopted FAS 130 in the year ended December 31, 1998. There was no impact on AdForce's financial statements as a result of the adoption of FAS 130 for 1998. During the three and nine months ended September 30, 1999, unrealized loss on securities of $43,000 and $94,000, respectively increased total comprehensive loss to $6.5 million and $16.8 million, respectively.

FINANCIAL INSTRUMENTS RISK

Financial instruments that potentially subject the Company to credit risk consist of short-term investments and trade receivables. AdForce is subject to concentrations of credit risk and interest rate risk related to its short-term investments. AdForce's credit risk is managed by limiting the amount of investments placed with any one portfolio manager, investing in money market funds, short-term commercial paper, and A1 rated corporate bonds with a weighted average months to maturity of approximately 6.5 months as of September 30, 1999.

                                 ADFORCE, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

CONCENTRATION OF CREDIT RISK

AdForce sells and grants credit for its services to its customers without requiring collateral or third-party guarantees. To date, we have derived a substantial portion of our net revenue from a small number of Web sites and ad rep firms. Many of our leading customers, including such major customers as AdSmart Network and 24/7 Media, Inc. have limited operating histories and have not achieved profitability. If one or more of our customers are unable to pay for our services, our quarterly and annual results of operations could be materially and adversely affected.

During the three months ended September 30, 1999, the Company's three major customers, each representing more than 10% of net revenues, collectively accounted for 67% of net revenue compared to four major customers accounting for 70% for the comparable period in the previous year. For the nine months ended September 30, 1999, the Company's four major customers accounted for 73% of net revenue compared to two major customers accounting for 62% of net revenue for the comparable period in the previous year. Two of the major customers collectively accounted for 69% of our net accounts receivable at September 30, 1999. GeoCities, one of our top four customers for the nine months ended September 30, 1999, was acquired by Yahoo!, Inc., effective May 28, 1999 and discontinued the use of AdForce's ad-serving services during June 1999 for the majority of its ads. GeoCities, which had been a customer since June 1998, accounted for 20%, 12%, and 3% of AdForce's net revenues during the quarters ended March 31, 1999, June 30, 1999 and September 30,1999, respectively. Netscape was acquired by America Online during the first quarter of 1999, and advised us in October 1999 of its intent to transition Netscape's domestic and European Netcenter advertising serving (which represent the substantial majority of our business with Netscape) from AdForce to America Online's internal system following the expiration on November 22, 1999 of our current contract with Netscape. Netscape accounted for 12%, 10% and 20% of our net revenues during the quarters ended March 31, 1999, June 30, 1999, and September 30, 1999, respectively. In addition, 24/7 Media has stated that it is currently developing and implementing an internal ad delivery technology that is intended to serve as its sole ad delivery solution, and that they expect to deploy this system in the fourth quarter of 1999. It has also stated that, unless and until the development of and transition to its own ad delivery technology is complete, it will be primarily dependent on us to deliver ads to its networks and Web sites. 24/7 Media accounted for 23%, 29% and 24% of our net revenues during the quarters ended March 31, 1999, June 30, 1999, and September 30, 1999, respectively.

OTHER NON-CURRENT ASSETS

During the third quarter, we provided financing of $500,000 in the form of an unsecured convertible promissory note to Neta4, Ltd., a Delaware corporation devoted to combining direct advertising with electronic mail technology. The $500,000 unsecured convertible promissory note receivable is due on August 17, 2000, and bears interest at a rate of 8% per annum. The interest is payable in monthly installments beginning November 17, 1999. Neta4 is a development stage entity, with a history of operating losses. We wrote the convertible promissory note down to its estimated net realizable value of $320,000 at September 30, 1999.

DEFERRED STOCK COMPENSATION

In connection with the grant of certain options to employees during the nine months ended September 30, 1999, AdForce recorded deferred compensation of approximately $7.8 million for the aggregate difference between the exercise prices of those options at their respective dates of grant and the deemed fair values for accounting purposes of the shares of common stock subject to such options. This amount is included as a reduction of stockholders' equity and is being amortized on a graded vesting method to all operating expense categories including data center operations. This expense has been appropriately allocated between cost of revenues and operating expenses but has not been separately allocated between operating expense categories.

STOCKHOLDERS' EQUITY

In May 1999, AdForce completed an initial public offering of 5,175,000 shares of its common stock. Proceeds to AdForce from this initial public offering totaled approximately $70.7 million, net of offering costs of $1.5 million and underwriter

                                 ADFORCE, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


fees of $5.4 million. Upon the closing of the initial public offering, AdForce's convertible preferred stock converted into 9,467,118 shares of common stock.

AGREEMENT AND PLAN OF MERGER

On September 20, 1999, we entered into a definitive Agreement and Plan of Merger with CMGI, Inc., which develops and operates Internet and direct marketing companies, and a wholly-owned subsidiary of CMGI. Pursuant to the Agreement and Plan of Merger and subject to the terms and conditions set forth therein, the CMGI subsidiary will be merged with and into us, and we will survive the merger and become a wholly-owned subsidiary of CMGI. At the effective time of the merger, each outstanding share of our common stock will be exchanged and converted into 0.262 share of CMGI's common stock, and options and warrants to purchase shares of our common stock will be assumed and become options and warrants, as applicable, to purchase shares of CMGI's common stock. The exercise price and number of shares of our common stock subject to each such assumed option and warrant will be appropriately adjusted to reflect the exchange ratio. The merger is intended to qualify as a tax-free reorganization and will be accounted for as a purchase.

In connection with the execution of the Agreement and Plan of Merger, we entered into a Stock Option Agreement with CMGI, pursuant to which we granted to CMGI an option to purchase up to 19.9% of the outstanding shares of our common stock. The option is exercisable upon the occurrence of certain events relating to the termination of the Agreement and Plan of Merger, all as specified in the Stock Option Agreement. The merger is subject to various conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act and approval of our stockholders. Stockholders of AdForce holding approximately 38% of our outstanding common stock have agreed to vote in favor of the merger at our stockholder meeting called for such purpose. The merger is expected to close in the first quarter of 2000.

We may be required to pay a substantial termination fee if the Agreement and Plan of Merger is terminated for specified reasons. We have filed the Agreement and Plan of Merger with the Securities and Exchange Commission on October 4, 1999 under our Report on Form 8-K.

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

The Company believes the causes of action in the Cross-Complaint claimed against the Company and Mr. Berger are without merit. On October 22, 1999 the Company and Mr. Berger jointly filed a demurrer to the Cross-Complaint. A hearing has been set for November 17, 1999. The Company intends to indemnify Mr. Berger pursuant to the Company's certificate of incorporation, bylaws and a written indemnification agreement, and to defend itself and Mr. Berger vigorously.

Except as provided above, the Company is not subject to any material legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

                                  ADFORCE, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Quarterly Report on Form 10-Q are forward-looking and include statements about our plans, objectives, expectations and intentions that are not historical facts. When used in this document, the words expects, anticipates, intends, plans, believes, seeks and estimates and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. These forward-looking statements involve risks and uncertainties, and there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including the result of the proposed merger with CMGI and other factors discussed under "Other Factors Affecting Operating Results, Liquidity and Capital Resources" below.

THE FOLLOWING DISCUSSION SHOULD BE READ ONLY IN CONJUNCTION WITH OUR UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN PART I --ITEM 1 OF THIS QUARTERLY REPORT ON FORM 10-Q, OUR AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN OUR FORM S-1 FILED, AS AMENDED, WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 7, 1999, AND THE RISK FACTORS DESCRIBED BELOW.

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

We began delivering ads and recognizing revenue during the second quarter of 1997, and increased our revenue as the ad volumes delivered by our ad rep firm customers grew. 24/7 Media and its predecessor firms were responsible for 92% of our net revenue in 1997. In November 1997, we also contracted to deliver ads for Netcom and FortuneCity, and began to demonstrate the applicability of our services to Web sites. In 1998, we continued to add customers with material amounts of ad volume. AdSmart and Netscape began using our services in early 1998, and GeoCities began using our services in June 1998. Though we continue to derive the majority of our net revenue from a limited number of customers, we broadened our customer base in 1998 and have continued to do this through September 30, 1999. For the first nine months of 1998, 24/7 Media and its predecessor firms and Fortune City accounted for 51% and 11% of our net revenue. For the first nine months of 1999, our top four customers, 24/7 Media, AdSmart, Netscape and GeoCities accounted for 25%, 22%, 15% and 11% of our net revenue. AdSmart is a CMGI company. AdSmart and its predecessor firms were responsible for 21%, 21% and 24% of our net revenues for the quarters ended March 31, 1999, June 30, 1999, and September 30, 1999, respectively. GeoCities was acquired by Yahoo!, Inc. during the second quarter of 1999 and discontinued in June 1999 the use of AdForce's ad-serving services for the majority of its ads. GeoCities accounted for 20%, 12% and 3% of our net revenues during the quarters ended March 31, 1999, June 30, 1999, and September 30, 1999, respectively. Netscape was acquired by America Online during the first quarter of 1999, and advised us in October 1999 of its intent to transition Netscape's domestic and European Netcenter advertising serving (which represent the substantial majority of our business with Netscape) from AdForce to America Online's internal system following the expiration on November 22, 1999 of our current contract with Netscape. Netscape accounted for 12%, 10% and 20% of our net revenues during the quarters ended March 31, 1999, June 30, 1999, and September 30, 1999, respectively. In addition, 24/7 Media has stated that it is currently developing and implementing an internal ad delivery technology that is intended to serve as its sole ad delivery solution, and that they expect to deploy this system in the fourth quarter of 1999. It has also stated that, unless and until the development of and transition to its own ad delivery technology is complete, it will be primarily dependent on us to deliver ads to its networks and Web sites. 24/7

                                 ADFORCE, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

Media accounted for 23%, 29% and 24% of our net revenues during the quarters ended March 31, 1999, June 30, 1999, and September 30, 1999, respectively.

In 1997, 1998 and for the first nine months of 1999, we earned the vast majority of our revenue by managing and delivering ads for ad rep firms, Web sites and ad agencies. We also charged customers for other services, such as developing custom reports, although revenue to date from these services has not been significant. We plan to continue to develop and offer new services, such as advanced consumer tracking and targeting capabilities, and expect that an increasing proportion of our revenue will be generated by these services.

We charge our customers based on each 1,000 ads delivered, and generally offer lower rates as customers' ad volumes increase. During 1998 and the nine months ended September 30, 1999, our monthly volume of ads delivered increased significantly as our existing customers' Internet traffic increased and we added new customers. However, our average rate per 1,000 ads delivered generally declined during these periods due principally to pricing competition and lower rates charged to higher-volume customers. We expect these factors to cause future declines in average rates charged.

We believe our centralized ad management system is substantially less expensive than on-site ad delivery alternatives available to most individual Web sites. Generally, we expect favorable economies of scale for centralized ad management and delivery to lead to reductions in our average cost per 1,000 ads delivered as we increase the ad volumes moving through our systems. In addition, a portion of our research and development efforts is devoted to continuously improving the performance and efficiency of our systems. As a result, from the first quarter of 1998 through the first quarter of 1999, our average cost to deliver each ad declined. This decline was at a higher rate than the decrease in the average rate charged, resulting in improving gross margins during those periods. However, in the second quarter of 1999 we opened a second data center and substantially increased available capacity. Accordingly, our average cost per 1,000 ads delivered increased during the second quarter of 1999, and our gross margin percentage declined from 29% in the first quarter to 24% during the second quarter. During the third quarter of 1999, our average cost per 1,000 ads delivered declined and our gross margin percentage increased to 29%, reflecting favorable economies of scale resulting from greater ad volumes. As we continue to aggregate Web sites and their ad volumes on our system, and to add additional advertisers, ad agencies and rep firms as customers, we believe these volume increases can again lower our average cost to deliver ads.

In the operating areas of research and development, sales and marketing, and general and administrative costs, the single most significant cost is personnel, including the related payroll, facilities and other overhead costs.

We have recorded deferred stock compensation, primarily for stock options granted to employees. As of September 30, 1999, we had recorded aggregate deferred stock compensation of $11.7 million. This deferred stock compensation is generally being amortized over the vesting periods of the stock options. We recognized a total of $1.2 million and $4.1 million in stock compensation expense during 1998 and the nine months ended September 30, 1999, respectively. Since a portion of this expense was related to persons involved in running our data center operations, we allocated that portion to cost of revenue and thus reduced our gross margin. In addition, we recorded stock compensation expense of $1.4 million during 1998 related to unvested founders' stock that was not repurchased. The total charges to be recognized in future periods from amortization of deferred stock compensation as of September 30, 1999 are anticipated to be approximately $1.3 million, $3.1 million, $1.5 million, $530,000 and $60,000 for the remaining three months of 1999 and for 2000, 2001, 2002 and 2003, respectively.

In February 1998, we acquired StarPoint Software, Inc., principally by exchanging AdForce shares for StarPoint shares. We accounted for this transaction as a purchase with a total purchase price of $4.1 million. The purchase price was primarily allocated to intangible assets, including purchased technology of $2.6 million, personnel-related assets of $740,000, and goodwill of $609,000, which are being amortized over the respective lives of those assets, and in-process technology of $100,000 that was expensed at the time of the acquisition. Amortization charges related to this purchase of $1,330,000 were recognized during 1998, $1,080,000 were recognized for the nine months ended September 30, 1999 and further amortization charges of $0.4 million, $1.1 million, and $0.1 million are expected to be recognized in the remainder of 1999, 2000 and 2001 respectively.

                                  ADFORCE, INC.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                             OF OPERATIONS (CONT'D)

We incurred net losses of $3.5 million for the period from January 16, 1996 (inception) to December 31, 1996, $5.7 million for 1997, $15.6 million for 1998 and $16.7 million for the nine months ended September 30, 1999. As of September 30, 1999, our accumulated deficit was $41.5 million. We expect to continue to incur significant operating expenditures, and capital expenditures of approximately $6 million for the remainder of 1999. As a result, we will need to generate significantly greater revenue than we have generated to date to achieve and maintain profitability. In addition, our operating costs are relatively fixed, and cannot quickly be reduced even if we fail to generate significant revenue. Although we have experienced significant growth in revenue in recent periods, we expect the growth rate to decline substantially. We expect to continue to incur net losses on a quarterly and annual basis for at least the next two years.

On May 7, 1999, we completed our initial public offering, issuing 5,175,000 shares of our Common Stock at $15 per share. Proceeds to us from this initial public offering totaled approximately $70.7 million, net of offering costs of $1.5 million and underwriter fees of $5.4 million.

Our engineering personnel are currently located in two separate locations, Costa Mesa, California and Cupertino, California. In August 1999, we commenced efforts to consolidate many of our engineering personnel into our Cupertino, California facility. We expect this consolidation to be substantially complete by December 31, 1999. We have recorded restructuring charges of $263,000 related to the consolidation of the personnel as the related actions were taken during the third quarter of 1999. We expect to continue to record charges related to the consolidation of the personnel as the related actions are taken during the fourth quarter of 1999.

CMGI MERGER

On September 20, 1999, we entered into a definitive Agreement and Plan of Merger with CMGI, Inc., which develops and operates Internet and direct marketing companies, and a wholly-owned subsidiary of CMGI. Pursuant to the Agreement and Plan of Merger and subject to the terms and conditions set forth therein, the CMGI subsidiary will be merged with and into us, and we will survive the merger and become a wholly-owned subsidiary of CMGI. At the effective time of the merger, each outstanding share of our common stock will be exchanged and converted into 0.262 share of CMGI's common stock, and options and warrants to purchase shares of our common stock will be assumed and become options and warrants, as applicable, to purchase shares of CMGI's common stock. The exercise price and number of shares of our common stock subject to each such assumed option and warrant will be appropriately adjusted to reflect the exchange ratio. The merger is intended to qualify as a tax-free reorganization and will be accounted for as a purchase.

In connection with the execution of the Agreement and Plan of Merger, we entered into a Stock Option Agreement with CMGI, pursuant to which we granted to CMGI an option to purchase up to 19.9% of the outstanding shares of our common stock. The option is exercisable upon the occurrence of certain events relating to the termination of the Agreement and Plan of Merger, all as specified in the Stock Option Agreement. The merger is subject to various conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act and approval of our stockholders. Stockholders of AdForce holding approximately 37.2% of our outstanding common stock have agreed to vote in favor of the merger at our stockholder meeting called for such purpose. The merger is expected to close in the first quarter of 2000.

We may be required to pay a substantial termination fee if the Agreement and Plan of Merger is terminated for specified reasons. We have filed the Agreement and Plan of Merger with the Securities and Exchange Commission on October 4, 1999 under our Report on Form 8-K.

RESULTS OF OPERATIONS

NET REVENUE

                                  ADFORCE, INC.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                             OF OPERATIONS (CONT'D)

Our net revenue for the three and nine months ended September 30, 1999 was $5.1 million and $12.5 million, compared to $1.1 million and $2.3 million for the comparable periods in 1998, representing respective increases of 378% and 452%. Net revenue of $5.1 million for the third quarter of 1999 increased by 22% over net revenue of $4.2 million for the second quarter of 1999. These increases in net revenue were due to increases in the volume of ads we delivered on behalf of our customers in addition to increased installment basis revenue. Our ad volumes were 22.2 billion and 53.8 billion for the three and nine months ended September 30, 1999, compared to 3.2 billion and
5.8 billion ads for the same periods in 1998. The increases in net revenue resulting from these volume increases were partially offset by declines in the average rates charged for delivering those ads. Our volume increases resulted primarily from growth in ad volumes experienced by many of our existing customers, and to a significantly lesser extent from the addition of new customers. In the first nine months of 1999, our volume increases were partially offset by the fact that one of our major customers, GeoCities, was acquired by Yahoo!, Inc., effective May 28, 1999, and discontinued in June 1999 the use of our ad-serving services for the majority of its ads. GeoCities, a customer since June 1998, accounted for 20%, 12% and 3% of our revenues for the first, second and third quarters of 1999. Netscape was acquired by America Online during the first quarter of 1999, and advised us in October 1999 of its intent to transition Netscape's domestic and European Netcenter advertising serving (which represent the substantial majority of our business with Netscape) from AdForce to America Online's internal system following the expiration on November 22, 1999 of our current contract with Netscape. Netscape accounted for 12%, 10% and 20% of our net revenues during the quarters ended March 31, 1999, June 30, 1999, and September 30, 1999, respectively. In addition, 24/7 Media has stated that it is currently developing and implementing an internal ad delivery technology that is intended to serve as its sole ad delivery solution, and that they expect to deploy this system in the fourth quarter of 1999. It has also stated that, unless and until the development of and transition to its own ad delivery technology is complete, it will be primarily dependent on us to deliver ads to its networks and Web sites. 24/7 Media accounted for 23%, 29% and 24% of our net revenues during the quarters ended March 31, 1999, June 30, 1999, and September 30, 1999, respectively. The declines in average rates charged in the 1999 periods as compared to the 1998 periods were primarily the result of competitive pricing pressure and lower rates charged to higher-volume customers. We expect pricing pressures from competitors and discounts related to large-contract pricing to continue for at least the next several quarters. We expect that future revenue growth, if any, will not be as dramatic as in recent periods.

GROSS PROFIT (LOSS)

Cost of revenues primarily consists of capital asset costs, telecommunications costs, personnel-related costs and facilities costs incurred to operate our data center operations. It also includes non-cash charges for amortization of deferred stock compensation to data center personnel, as well as charges for the amortization of intangible assets.

Gross margin improved to positive 29% and positive 27% from a negative 26% and negative 67% for the three and nine months ended September 30, 1999 and 1998, respectively, primarily due to economies of higher ad delivery volumes spread over relatively fixed costs. These increases were offset in part by declines in the average rates charged to our customers. The gross margin of 29% for the third quarter of 1999 increased from a gross margin of 24% for the second quarter of 1999. The increase was due to greater ad volumes during the third quarter and favorable economies of scale resulting from the greater ad volumes. The increase was partially offset by a decline in average rate charged as a result of competitive pricing pressures and volume discounts.

RESEARCH AND DEVELOPMENT

Research and development expenses were $2.4 million and $6.9 million for the three and nine months ended September 30, 1999, compared to $1.2 million and $3.0 million for the comparable periods in 1998. The increase in absolute dollars in the current periods was due primarily to increases in product development personnel and consulting expenses. Product development expenses incurred were primarily related to enhancements to the AdForce service technology. Research and development expenses were 47% and 55% of net revenues for the three and nine months ended September 30, 1999, compared to 117% and 134% of net revenues for the comparable periods in 1998. The decline in research and development expenses as a percentage of net revenue in the current periods was the result of higher revenues. We believe that continued investment in product development is critical

                                  ADFORCE, INC.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                             OF OPERATIONS (CONT'D)

to achieving our technical objectives of improved system reliability, scalability, performance and cost; as well as developing new products and services. As a result, we expect research and development expenses to increase on an absolute dollar basis over the next several quarters.

MARKETING AND SELLING

Marketing and selling expenses were $3.2 million and $7.0 million for the three and nine months ended September 30, 1999, compared to $1.4 million and $3.2 million for the comparable periods in 1998. The increase in absolute dollars in the current periods was primarily attributable to increase in marketing and sales personnel and their related expenses, including commissions associated with increased revenues, and costs related to the continuing development and implementation of our marketing and branding campaigns, including trade show participation activities. Marketing and selling expenses were 64% and 56% of net revenues for the three and nine months ended September 30, 1999, compared to 131% and 142% of net revenues for the comparable periods in 1998. The decline in marketing and selling expenses as a percentage of net revenue in the current periods was the result of higher revenues. We expect marketing and selling expenses to increase on an absolute dollar basis over the next several quarters as we continue our marketing and branding campaigns, and continue to expand our sales efforts.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $1.3 million and $2.6 million for the three and nine months ended September 30, 1999, compared to $0.5 million and $1.4 million for the comparable periods in 1998. The increase in absolute dollars in the current periods was primarily attributable to increased general and administrative personnel, and to a lesser extent the costs associated with corporate development activities, including work leading to the proposed acquisition by CMGI of AdForce. General and administrative expenses were 26% and 21% of net revenues for the three and nine months ended September 30, 1999, compared to 48% and 60% of net revenues for the comparable periods in 1998. The decline in general and administrative expenses as a percentage of net revenue in the current periods was primarily due to higher revenues. We expect general and administrative expenses to remain approximately level with that experienced in the third quarter of 1999 on an absolute dollar basis over the next quarter due in part to the expected activities relating to the proposed acquisition by CMGI of AdForce.

AMORTIZATION OF INTANGIBLE ASSETS AND DEFERRED STOCK COMPENSATION

We recognize expense for the amortization of deferred stock compensation to personnel who have been granted options with an exercise price deemed for financial reporting purposes to be below the fair market value of the underlying common stock on the date of grant. We also record stock compensation expense for unvested shares issued under employee incentive stock options and founders' shares that were not repurchased pursuant to our contractual right to purchase the shares, and on the acceleration of vesting of options and restricted stock as part of certain employment termination agreements. In connection with our acquisition of StarPoint in February 1998, we recorded intangible assets that are being amortized to operations over the lives of those assets. In connection with our agreements with America Online, we issued a warrant to purchase 1,019,662 shares of our common stock. The warrant was valued at $2,019,000, and is being amortized over the remaining life of the agreement. These non-cash charges are included on our Condensed Statement of Operations as "Amortization of Intangible Assets and Deferred Stock Compensation." We recognized a total of $1.9 million and $5.5 million in amortization of intangible assets and deferred stock compensation expense for the three and nine months ended September 30, 1999, compared to $0.9 million and $2.2 million for the comparable periods in 1998. Since a portion of these expenses was related to data center operations, we allocated that portion of these non-cash expenses to cost of revenue which reduced our gross margin. In addition, we recorded stock compensation expense of $1.4 million during 1998 related to unvested founders' stock that was not repurchased.

INTEREST INCOME (EXPENSE), NET

                                 ADFORCE, INC.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                             OF OPERATIONS (CONT'D)

Net interest income was $724,000 and $983,000 for the three and nine months ended September 30, 1999, compared to net interest income of $37,000 and net interest expense of $143,000 for the comparable periods in 1998. The increase in interest income for the nine months ended September 30, 1999 is attributable to a higher cash, cash equivalents and short-term investments balance from public offering proceeds received in May 1999. Interest income, net of expense, in future periods is expected to decline as a result of declining cash balances and increased interest on capital leases.

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

Net cash used in operating activities was $6.5 million and $7.1 million for the nine months ended September 30, 1999 and 1998, respectively. Cash used in operating activities for the nine months ended September 30, 1999 resulted primarily from net operating losses and an increase in accounts receivable and prepaid expenses, partially offset by increases in accounts payable, accrued expenses and deferred revenues. The increase in deferred revenue was due to cash prepayments by customers for ad management and delivery services to be provided.

Net cash used in investing activities was $57.0 million and $0.8 million for the nine months ended September 30, 1999 and 1998, respectively. Cash used in investing activities for the nine months ended September 30, 1999 was primarily for the purchase, net of maturities, of short-term investments, and, to a lesser extent, for the purchase of property and equipment. Cash used in investing activities for the nine months ended September 30, 1998 was primarily for the purchase of property and equipment, partially offset by proceeds from the sale of equipment.

Net cash provided by financing activities was $69.3 million and $19.5 million for the nine months ended September 30, 1999 and 1998, respectively. Cash provided by financing activities for the nine months ended September 30, 1999 consisted primarily of $70.7 million in net proceeds from our initial public offering, partially offset by principal repayments on capital lease obligations.

As of September 30, 1999, we had $70.6 million of cash, cash equivalents and short-term investments. Our principal commitments consisted of obligations under operating and capital leases. These leases were used primarily to equip our data centers and to expand our existing facilities. Pursuant to an agreement with America Online we may be obligated to pay them quarterly fees totaling at least $10.0 million during the three years following their delivery of certain specified demographic data to us. However, we are uncertain as to when, if ever, the demographic data may be made available to us.

We expect to substantially increase our capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. Thereafter, cash generated from operations, if any, may not be sufficient to satisfy our liquidity requirements. We may therefore need to sell additional equity or raise funds by other means. Any additional financing, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our current stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

POTENTIAL YEAR 2000 RISKS MAY ADVERSELY AFFECT OUR BUSINESS

                                 ADFORCE, INC.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                             OF OPERATIONS (CONT'D)

Many computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four-digit entries to distinguish between 21st century and 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with these Year 2000 requirements.

In the ordinary course of our business, we have evaluated the internally developed software included in our ad management and delivery system, and believe this software is generally Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of this software or the ability of this software to correctly create, store, process and output data involving dates. In the third quarter of 1999, we implemented internal Year 2000 testing procedures for our software, and believe the software to be Year 2000 compliant. Although such testing is substantially complete, our efforts will continue in order to provide ourselves reasonable assurance that all existing and future software is Year 2000 compliant. We expect the costs of continuing our testing efforts will be immaterial for the remainder of the year. During the course of such testing, we may learn that our software does not contain all of the necessary software routines and codes necessary for the accurate calculation, display, storage and manipulation of data involving dates. We have warranted to some of our customers that Year 2000 compliance issues will not adversely affect the performance of our ad management and ad delivery services. If our customers experience Year 2000 problems with our services, they could assert claims against us for damages. Our standard service agreements provide performance warranties, and we may need to incur costs to address Year 2000 problems that our customers encounter through the use of our services. To date we have not received any Year 2000 related claims regarding our services.

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

OTHER FACTORS AFFECTING OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES.

                                 ADFORCE, INC.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                             OF OPERATIONS (CONT'D)

FAILURE TO COMPLETE THE MERGER WITH CMGI COULD NEGATIVELY IMPACT THE MARKET PRICE OF OUR COMMON STOCK AND OUR OPERATING RESULTS.

If the merger with CMGI is not completed for any reason, we may be subject to a number of material risks, including:

- we may be required to pay CMGI a termination fee of $15 million and/or reimburse CMGI for expenses of up to $500,000;

- AdForce stockholders may experience dilutive effects to their stock ownership because an option to acquire up to 19.9% of the outstanding shares of our common stock granted to CMGI may become exercisable;

- the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed; and

- costs related to the merger, such as legal and accounting fees, must be paid even if the merger is not completed.

If the merger with CMGI is terminated and our board of directors seeks another merger or business combination, you cannot be certain that we will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid by CMGI in the merger. In addition, CMGI's option to acquire up to 19.9% of the outstanding shares of our common stock which may become exercisable upon termination of the Agreement and Plan of Merger may impede an alternative merger or business combination.

OUR CUSTOMERS MAY DELAY OR CANCEL ORDERS AS A RESULT OF CONCERNS OVER THE MERGER WITH CMGI.

The announcement and closing of the merger with CMGI could cause our customers and our potential customers to delay or cancel contracts for services as a result of customer concerns and uncertainty over service evolution, integration and support over CMGI's or our services. Such a delay or cancellation of orders could have a material adverse effect on our business, operating results and financial condition.

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

-    seasonal trends in our business; and

-    general economic and market conditions

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

WE HAVE A HISTORY OF LOSSES AND EXPECT FUTURE LOSSES

We expect to continue to incur net losses on a quarterly and annual basis for at least the next two years. If our revenue does not grow or grows more slowly than we anticipate, or if our operating or capital expenditures exceed our expectations and cannot be reduced, our quarterly and annual results of operations will be materially and adversely affected. We incurred net losses of $3.5 million for the period from January 16, 1996 (inception) to December 31, 1996, $5.7 million for 1997, $15.6 million for 1998, $5.0 million for the three months ended March 31, 1999, $5.2 million for the three months ended June 30, 1999 and $6.5 million for the three months ended September 30, 1999. We expect to continue to incur significant operating expenditures, and capital expenditures of at least $6.0 million, for the remainder of 1999. As a result, we will need to generate significantly greater revenue than we have generated to date to achieve and maintain profitability. We expect that future revenue growth, if any, will not be as rapid as in recent periods. We may never achieve profitability on a quarterly or an annual basis.

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

Our three largest customers for each quarter of 1998 represented 94%, 81%, 60% and 63% of our net revenue. In the first, second and third quarter of 1999, four of our customers, 24/7 Media, AdSmart, GeoCities and Netscape, accounted for approximately 77%, 72% and 74% of our net revenue. GeoCities was acquired by Yahoo!, Inc.

                                 ADFORCE, INC.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                             OF OPERATIONS (CONT'D)

during the second quarter of 1999 and discontinued in June 1999 the use of AdForce's ad-serving services for the majority of its ads. GeoCities accounted for 20%, 12% and 3% of our net revenues during the quarters ended March 31, 1999, June 30, 1999, and September 30, 1999, respectively. Netscape was acquired by America Online during the first quarter of 1999, and advised us in October 1999 of its intent to transition Netscape's domestic and European Netcenter advertising serving (which represent the substantial majority of our business with Netscape) from AdForce to America Online's internal system following the expiration on November 22, 1999 of our current contract with Netscape. Netscape accounted for 12%, 10% and 20% of our net revenues during the quarters ended March 31, 1999, June 30, 1999, and September 30, 1999, respectively. In addition, 24/7 Media has stated that it is currently developing and implementing an internal ad delivery technology that is intended to serve as its sole ad delivery solution, and that they expect to deploy this system in the fourth quarter of 1999. It has also stated that, unless and until the development of and transition to its own ad delivery technology is complete, it will be primarily dependent on us to deliver ads to its networks and Web sites. 24/7 Media accounted for 23%, 29% and 24% of our net revenues during the quarters ended March 31, 1999, June 30, 1999, and September 30, 1999, respectively.

CONSOLIDATION IN THE INTERNET INDUSTRY MAY ADVERSELY AFFECT OUR ABILITY TO RETAIN OUR PRINCIPAL CUSTOMERS, THE LOSS OF ANY OF WHICH WOULD ADVERSELY AFFECT OUR ABILITY TO GENERATE REVENUE

Many of our principal customers are now and may in the future be affected by rapid consolidation in the Internet industry. Our quarterly and annual results of operations would be materially and adversely affected if we lose any of these customers as a result of consolidation or if our customers are required to use the proprietary ad delivery technologies of the companies that acquire them or other ad delivery technologies. For example, in May 1999, one of our major customers, GeoCities, was acquired by Yahoo! which transitioned GeoCities' advertisement-serving requirements to its internal system in June 1999. In addition, Netscape was acquired by America Online during the first quarter of 1999, and advised us in October 1999 of its intent to transition Netscape's domestic and European Netcenter advertising serving (which represent the substantial majority of our business with Netscape) from AdForce to America Online's internal system following the expiration on November 22, 1999 of our current contract with Netscape.

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

If we fail to continue to attract advertisers and ad agencies as customers or do so more slowly than we anticipate, we may not meet our financial projections or those of securities analysts. Individual advertisers and ad agencies accounted for less than 7% of our net revenue for the nine months ended September 30, 1999. The service and support requirements of advertisers and ad agencies are significantly different from those of Web sites and ad rep firms, and advertisers and ad agencies may not accept third-party Internet ad management and delivery services or may not choose our services over those offered by others. Moreover, advertisers and ad agencies may find Internet advertising services to be too complex, ineffective or otherwise unsatisfactory for managing and delivering their ad campaigns.

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

The market for Internet ad management and delivery services is subject to intense competition as companies attempt to establish a market presence. We expect that competition will increase as industry consolidation causes certain early entrants in the marketplace to merge or be acquired. For example, DoubleClick, Inc has acquired NetGravity, Inc. We have in the past and may in the future be forced to reduce the prices for our services in order to compete, which could materially and adversely affect our net revenue and gross margins.

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

Another principal source of competition is Web sites that use internally-developed Internet advertising and direct marketing services. These Web sites include America Online, one of our principal stockholders, and Yahoo!. As indicated above, Yahoo! has acquired GeoCities, and America Online has acquired Netscape, another of our major customers. 24/7 Media, another of our principal customers, acquired its own ad management and delivery technology in 1998, and currently uses this technology to serve a portion of its advertising needs. In addition, 24/7 Media has stated that it is currently developing and implementing an internal ad delivery technology that is intended to serve as its sole ad delivery solution, and that they expect to deploy this system in the fourth quarter of 1999. It has also stated that, unless and until the development of and transition to its own ad delivery technology is complete, it will be primarily dependent on us to deliver ads to its networks and Web sites. If 24/7 Media ceases doing

                                 ADFORCE, INC.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                             OF OPERATIONS (CONT'D)

business with us or enters into competition with us, it would materially and adversely affect our business, results of operations and financial condition. Finally, a fourth major customer, 2CAN Media, was acquired by AdSmart, a subsidiary of CMGI, earlier this year. CMGI also owns Engage Technologies, which in turn owns Accipiter, a supplier of ad server software and equipment services. If AdSmart transitions its business from us to Engage/Accipiter, it would materially and adversely affect our business, results of operations and financial condition.

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

The Internet advertising market may fail to develop or develop more slowly than expected. Our future growth largely depends on the continued growth in Internet advertising generally, and on the willingness of our potential customers to outsource their Internet advertising and direct marketing needs. Companies doing business on the Internet must compete with traditional media, including television, radio, cable and print, for a share of advertisers' total advertising budgets. Advertisers may be reluctant to devote a significant portion of their advertising budgets to Internet advertising if they perceive the Internet to be a limited or ineffective advertising medium. Substantially all of our revenue is derived from the delivery of advertisements placed on Web sites. If advertisers determine that those ads are ineffective or unattractive as an advertising medium, we may be unable to make the transition to any other form of Internet advertising. Also, there are filter software programs that limit or prevent advertising from being delivered to a user's computer. The commercial viability of Internet advertising would be materially and adversely affected by Internet users' widespread adoption of these software programs.

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

WE MAY NOT BE ABLE TO RETAIN KEY PERSONNEL, AND OUR MANAGEMENT TEAM MAY NOT WORK TOGETHER SUCCESSFULLY

Our future success depends on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. Competition is intense for qualified personnel, particularly technical and engineering personnel, and at times we have experienced difficulties in retaining current personnel and attracting new personnel. Further, current and prospective AdForce employees may experience uncertainty about their future roles with CMGI. This uncertainty may adversely affect our ability to attract and retain key management, sales, marketing and technical personnel.

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

                                 ADFORCE, INC.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                             OF OPERATIONS (CONT'D)

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MANAGE OUR BUSINESS

During the third quarter of 1999 we continued to expand our research and development, data center operations, sales, marketing and customer service organizations, and increased our total number of employees from 146 as of June 30, 1999 to 162 as of September 30, 1999. We may not be able to continue to manage our internal growth effectively to keep pace with the expansion of the Internet advertising market or our competitors' growth. Our rapid growth has placed, and the anticipated future growth in our operations will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures, and will need to continue to expand, train and manage our workforce.

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

We may need to raise additional funds, and we cannot be certain that we would be able to obtain additional financing on favorable terms, if at all. We are devoting at least an additional $5 million to our data center facilities in Costa Mesa and Cupertino, California during the remainder of 1999, and will need to continue to devote additional resources as we establish new ad management and delivery centers. We also expect to make significant investments in sales and marketing and the development of new services. The failure to generate sufficient cash flows or to raise sufficient funds to finance growth could require us to delay or abandon some or all of our plans or forego new market opportunities, making it difficult for us to respond to competitive pressures. If we issue equity securities to raise funds, our stockholders will be diluted. The holders of the new equity securities may also have rights, preferences or privileges senior to those of existing holders of common stock.

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

PROVISIONS IN OUR CHARTER DOCUMENTS MAY DETER ACQUISITION BIDS FOR ADFORCE, WHICH COULD ADVERSELY AFFECT THE MARKET PRICE OF YOUR SHARES

We have adopted a classified board of directors. In addition, our stockholders are unable to act by written consent or to fill any vacancy on the board of directors. Our stockholders cannot call special meetings of stockholders to remove any director or the entire board of directors without cause. These provisions and other provisions of Delaware law could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders.

OUR OFFICERS AND DIRECTORS EXERT SUBSTANTIAL INFLUENCE OVER ADFORCE, WHICH COULD LIMIT YOUR ABILITY TO INFLUENCE ADFORCE AND WHICH COULD DELAY OR PREVENT A CHANGE OF CONTROL OF ADFORCE

As of September 30, 1999, our executive officers, our directors and entities affiliated with them and our 5% stockholders beneficially owned, in the aggregate, approximately 62% of our outstanding common stock. These stockholders may be able to exercise substantial influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control of AdForce.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We provide our ad management and delivery services to companies in North America, Europe and Asia. As a result, our financial results could be affected by various factors, including changes in foreign currency exchange rates or weak economic conditions in foreign markets. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets.

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

The Company believes the causes of action in the Cross-Complaint claimed against the Company and Mr. Berger are without merit. On October 22, 1999, the Company and Mr. Berger jointly filed a demurrer to the Cross-Complaint. A hearing has been set for November 17, 1999. The Company intends to indemnify Mr. Berger pursuant to the Company's certificate of incorporation, bylaws and a written indemnification agreement, and to defend itself and Mr. Berger vigorously.

Except as provided above, the Company is not subject to any material legal proceedings. The Company may from time to time become a party to various legal proceedings arising in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

On May 7, 1999, the Company sold 5,175,000 shares of Common Stock in its initial public offering at a price of $15.00 per share pursuant to a Form S-1 Registration Statement, No. 333-73231, as amended, which became effective May 7, 1999. The principal underwriters for the offering were Hambrecht and Quist, LLC, Lehman Brothers, Volpe Brown Whelan & Company and Charles Schwab & Co., Inc. The Company received gross proceeds from the offering of $77.6 million, $5.4 million of which was deducted for underwriting discounts and commissions, and the Company paid $1.5 million for other offering expenses, none of which were paid directly or indirectly to any directors, officers, persons owning ten percent or more of any class of equity securities of the Company or any affiliates of the Company. From the effective date of the Registration Statement through June 30, 1999, the Company invested all of the proceeds in cash, cash equivalents, and short-term investments. During the third quarter of 1999 the Company used the funds as follows: approximately $1.8 million was used for purchases of property, equipment and improvements, approximately $1.5 million for payments on capital lease obligations, and the remainder for working capital requirements of the Company, including $3.8 million to fund operating losses.

(c) SALES OF UNREGISTERED SECURITIES

WARRANT EXERCISES

From July to September of 1999, the Company issued Common Stock pursuant to warrant exercises as follows: 9,360 shares of Common Stock to Robert A. Kingsbrook pursuant to the net exercise of his warrants (as a result of which no cash was paid to the Company) to purchase 10,018 shares of the Company's Common Stock.

The sale of stock pursuant to this warrant exercise was made in reliance on section 4(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

                                  ADFORCE, INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

     Exhibit 2.1 Agreement & Plan of Merger by and between AdForce, Inc., CMGI, Inc., and Artichoke Corporation dated September 20, 1999 which is incorporated by reference to the Company's report on form 8-k (file no. 0-20124) filed with the Commission on October 4, 1999.

     Exhibit 2.2       Stock Option Agreement between AdForce, Inc. and
                       CMGI, Inc. dated as of September 20, 1999 which is incorporated by reference to the Company's report on form 8-k (file no. 0-20124) filed with the Commission on October 4, 1999.

     Exhibit 4.1 Form of Stockholder Agreement and Irrevocable Proxy which is incorporated by reference to the Company's report on form 8-k (file no. 0-20124) filed with the Commission on October 4, 1999.


     Exhibit 10.01* Joint Venture Agreement by and between AdForce, Inc., SINA.com, and Compuserve Consultants, Ltd. dated August 31, 1999

     Exhibit  27.1     Financial Data Schedule

      Exhibit 99.1 Joint Press Release dated September 20, 1999 which is incorporated by reference to the Company's report on form 8-k (file no. 0-20124) filed with the Commission on October 4, 1999.


(b) On October 4, 1999, the Company filed a Form 8-K under Item 5 announcing that it had entered a definitive Agreement and Plan of Merger with CMGI, Inc. and Artichoke Corporation.

     *Confidential treatment has been requested.

                                  ADFORCE, INC.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AdForce, Inc.
                                       (Registrant)


Date:  November 12, 1999


                                       By: /s/ John A. Tanner
                                          ---------------------------
                                          John A. Tanner
                                          Executive Vice President, Chief
                                          Financial Officer (Duly Authorized
                                          and Principal Financial and Accounting
                                          Officer)